Form 10QSB
period 1996-03-31
OXFORD CAPITAL CORP /NV
filed 1996-09-11
CIK 772411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________.


                         Commission File No. 2-98747-D


                             OXFORD CAPITAL CORP.
          -------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           NEVADA                                         870421454
- --------------------------------              -------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


          4615 SOUTHWEST FREEWAY, SUITE 420, HOUSTON, TEXAS 77027
          -------------------------------------------------------
                 (Address of principal executive offices)


                               (713) 622-2527
          -------------------------------------------------------
                         (Issuer's telephone number)


                           OXFORD INVESTMENT, INC.
          -------------------------------------------------------
                 (Former name, former address and former
                fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/   No
   --------   ---------

     As of August 6, 1996, 5,155,392 shares of Common Stock of the issuer were outstanding.

                             OXFORD INVESTMENT, INC.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

           Condensed Balance Sheets - March 31, 1996 (unaudited) and
            December 31, 1995 (audited)....................................  1

          Unaudited Condensed Statements of Operations - For the three months March 31, 1996 and 1995 and for the period from
            inception (May 2, 1985) to March 31, 1996......................  2

          Unaudited Condensed Statements of Cash Flows - For the three months ended March 31, 1996 and 1995 and for the period from inception (May 2, 1985) to March 31, 1996......................  3

          Notes to Condensed Financial Statements..........................  4

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  6

PART II - OTHER INFORMATION................................................  7


SIGNATURES.................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OXFORD INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                           MARCH 31,       DECEMBER 31,
                                             1996              1995
                                          -----------      ------------
                                          (UNAUDITED)        (AUDITED)

CASH                                      $        18      $     1,161
                                          -----------      -----------

ACCOUNTS RECEIVABLE                       $    35,030      $    35,030
                                          -----------      -----------

TOTAL ASSETS                              $    35,048      $    36,161
                                          -----------      -----------
                                          -----------      -----------


                        LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    ACCOUNTS PAYABLE                      $   782,169      $   756,174
    LOANS PAYABLE OTHER                        48,888                0
    LOANS PAYABLE                             185,379          180,879
                                          -----------      -----------

TOTAL CURRENT LIABILITIES                 $ 1,016,436      $   937,053


STOCKHOLDERS EQUITY
   AUTHORIZED SHARES 50,000,000
   $0.001 PAR VALUE; 5,155,392 AND
   6,655,392 ISSUED AS OF JUNE 30,
   1995 AND DECEMBER 31, 1995
   RESPECTIVELY                           $     5,155      $     6,655
   PAID IN CAPITAL                            349,753          348,253
   DEFICIT ACCUMULATED DURING
   DEVELOPMENT STAGE                       (1,336,296)      (1,255,770)
                                          -----------      -----------

TOTAL STOCKHOLDER EQUITY                  $  (981,388)     $  (900,862)
                                          -----------      -----------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY   $    35,048      $    36,161
                                          -----------      -----------
                                          -----------      -----------


    SEE ACCOUNTANTS' REPORT AND NOTES TO THE FINANCIAL STATEMENTS

                          OXFORD INVESTMENT, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                                                FROM INCEPTION
                                 FOR THE THREE MONTHS ENDED     ON MAY 2, 1985
                                          MARCH 31                TO MARCH 31
                                 --------------------------     --------------
                                    1996            1995             1996
                                  --------        --------       -----------
 REVENUES

   Interest earned                $      0        $      0       $    50,665

   Fees earned                           0               0             5,000
                                  --------        --------       -----------
     Gross Income                 $      0        $      0       $    55,665
                                  --------        --------       -----------

 EXPENSES
   Accounting & Legal             $  2,375               0           172,630

   Amortization                          0               0               110

   Bad debt                              0               0            44,500
   Bank charges                         43               0             1,004

   Consulting                       51,000          51,000           567,250
   Fees                                700               0            35,680

   Interest                          4,500           4,500            37,156

   Office expenses                   1,169             614            18,916
   Officer compensation                  0               0            49,011

   Promotion                             0               0             6,657
   Rent                                900             900            24,596

   Taxes and licenses                    0               0             6,552

   Telephone and utilities           6,349           2,306            30,361
   Travel and entertainment         13,490          12,301           236,265

   Other Expenses                        0               0            25,273
                                  --------        --------       -----------
      Total Operating Expenses    $ 80,526        $ 71,621       $ 1,255,961
                                  --------        --------       -----------


 Write-off of Investment                 0               0           136,000

 NET (LOSS)                       $(80,526)       $(71,621)      $(1,336,296)
                                  --------        --------       -----------
 (LOSS) PER SHARE                 $   (.02)       $   (.01)
                                  --------        --------

 AVERAGE SHARES OUTSTANDING      5,155,392       5,119,392
                                 ---------       ---------
                                 ---------       ---------


                    SEE NOTES TO THE FINANCIAL STATEMENTS

                           OXFORD INVESTMENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                       FOR THE        FOR THE     FROM INCEPTION
                                     THREE MONTHS   THREE MONTHS  ON MAY 2, 1985
                                        ENDED          ENDED          THROUGH
                                       MARCH 31,      MARCH 30,      MARCH 31,
                                         1996           1995           1996
                                     ------------   ------------   -------------

Cash Flow from Operating Activities:
  Net Loss                            $(80,526)      $(71,621)    $(1,336,296)

  Addition to Organization Costs             0              0            (110)

  Amortization of Organization Costs         0              0             110

  Increase in Accounts Receivable                                     (35,030)

  Increase in Accounts and Notes
   Payable                              79,383         71,621         866,436

  Write-off of Investment                    0              0         136,000
                                      --------       --------     -----------

  Net Cash Used by Operating
   Activities                         $  1,143       $      0     $  (368,890)

Cash Flows from Investing Activities:

  Increase in Film Cost Inventory            0              0        (564,000)

  Net Cash Used by Investing
   Activities                         $      0       $      0     $  (564,000)

Cash Flows from Financing Activities:

  Sale of Common Stock                       0              0         877,021

  Sale of Debentures                         0              0         150,000
  Payment of Stock Offering Costs            0              0         (95,250)

  Payment of Expenses by Shareholder         0              0           1,137
                                      --------       --------     -----------

  Net Cash Provided by Financing
   Activities                          $     0       $      0     $   932,908

Net Increase (Decrease) in Cash         (1,143)             0              18

Cash Balance at Beginning of Period      1,161              0               0
                                      --------       --------     -----------

Cash Balance at End of Period         $     18       $      0     $        18
                                      --------       --------     -----------
                                      --------       --------     -----------







                    SEE NOTES TO THE FINANCIAL STATEMENTS

                            OXFORD CAPITAL CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO THE FINANCIAL STATEMENTS
                               MARCH 31, 199

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

         The financial statements presented are those of Oxford Capital Corp., (a development stage company). The Company was incorporated in the State of Nevada on May 2, 1985, for the purpose of providing an entity which could be utilized to raise capital and seek business opportunities which held a potential for profit. In February 1988, the Company began to produce television shows and movies. However, in October of 1991 the Company disposed of its movie and television productions. In October of 1993, the controlling interest of the Company was sold, additional capital contributed, and new management installed. Since then, the Company has accelerated its business opportunity search.

     b.  Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting.

     c.  Organization Costs

         The Company amortized its organization costs over sixty (60) months using the straight-line method.

     d.  Earning (Loss) Per Share

         The computations of earnings (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements less the average number of shares held as treasury stock. These numbers have been adjusted as of the year-ended December 31, 1993 to reflect the 1 for 10 reverse split which became effective on December 30, 1993.

     e.  Income Taxes

         No provision for income taxes has been recorded due to operating losses at December 31, 1995. The minimum state franchise tax of $100 for each year has been accrued in operating expenses for each period ended December 31.

     f.  Cash and Cash Equivalents

         Cash equivalents includes short term highly liquid investments with maturities of three months or less at the time of acquisition.


NOTE 2 - EXCHANGE OF ASSETS

     In October, 1991 the Company executed an agreement with Mark Burdge, the former president of the Company, pursuant to which the Company received the return of 7,493,878 of its common stock in exchange for its film inventory and its ownership in Bedlam Productions. Mr. Burdge was also released from liability for the Company's debts. These shares were held as Treasury Shares until July of 1993 when they were issued to the then Company president, Mr. Nels Timm, in consideration for his personal services. In October 1993, two other shareholders contributed $52,021 in exchange for 7,000,000 shares of Common Stock. This cash was used to retire all of the Company's outstanding liabilities. On November 15, 1993, a shareholder contributed 200,000 common shares of Rhand Industries, Inc., a Canadian publicly held company, in exchange for 20,000,000 shares of the Company's common stock. This investment was written off in 1994.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company does not have either cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek a merger with an existing, operating company.

NOTE 4 - DEBENTURE OFFERING

     In the Spring of 1994, by means of a Private Placement the Company sold 150,000 of Units for $50,000 per Unit, or an aggregate of $150,000. Each Unit consisted of a $50,000 12% note, 50,000 shares of the common stock and 25,000 warrants to purchase a like number of shares of common stock at $2.00 per share exercisable at any time up to two years from the date of issue. The repayment of the notes has been extended to December 31, 1995. These notes are now past due and negotiations with the debenture holders for further extension are now being discussed. There is no assurance that these notes will be extended. On August 14, 1996 the debenture holders, holding notes including principal and interest as of June 30,1996, of $189,789, agreed to an exchange of the entire debt for newly issued shares of the Company's common stock, par value $0.001, at an exchange rate of $.5312, per dollar of debt (357,283 shares). The existing $2.00 warrants, due to expire on December 31, 1996, held by these three debenture holders are being cancelled and an identical number, 75,000, are being issued at an exercise price of $.5312 and will be exercisable until June 30, 1998.

NOTE 5 - CANCELLATION OF MERGER AGREEMENT

      Due to the inability of the Company to obtain third party verification of the technology and the inability of the major Shareholder of World Star to obtain a voting tust and lock-up agreement with certain minority shareholders of World Star the contract was terminated on March 1, 1996. The 1,500,000 shares of the Company's Common Stock, par value $0.001, issued to Michael Burke Holdings, Inc., the major shareholder of World Star, in anticipation of the closing, were returned to the company on February 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     REVENUE AND GROSS INCOME.    The Company had no revenues and no gross
income in either the three months ended March 31, 1996 or the corresponding period of the prior year.

     OPERATING EXPENSES.    Operating expenses were $80,526 for the three
months ended March 31, 1996, an increase of approximately 13% from the $71,621 for the comparable period in 1995. This decrease was primarily attributable the reduction in travel and entertainment and other fees.

     NET LOSS.   The Company's net loss increased to $80,526 for the three
months ended March 31, 1996, an increase of approximately 13% from the $71,621 for the comparable period in 1995. The increase in the Company's net loss is primarily attributable to the increase in travel and other fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund its overhead until a suitable acquisition can be found. The Company has historically funded its working capital needs through a combination of equity, debentures and loans from officers and affiliates.

     The Company's ability to survive is dependent on its ability to borrow additional funds from its officer, affiliates, or third parties or to acquire a profitable operating company through the issuance of stock. Without the success of one of these options, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

                        PART II - OTHER INFORMATION

ITEM 5.       OTHER EVENTS

     In October of 1993, the controlling interest in the Company was sold and new management was hired with the express purpose of accelerating the search for the acquisition of an operating business. The controlling shareholders paid all the existing liabilities of the Company. In addition, the Company acquired 200,000 shares of Rhand Industries, Inc., ("Rhand") common stock from a shareholder of the Company in exchange for 20,000,000 shares of the Company's common stock. Rhand was a Canadian publicly traded company whose shares traded on the Alberta Stock Exchange. Rhand was engaged in the operation of alluvial mining for diamonds on claims it owned and had leases in the Belo Horizante Region of Brazil. Initial exploration resulted in the finding of 15 carats of commercial grade diamonds. However, Rhand had insufficient capital to acquire mining equipment and for working capital to explore property it owned or leased.

     On May 19, 1995, the Company entered into an agreement with the shareholder of Dunstable Rubber Holdings Limited ("Dunstable") for the acquisition of all of the issued and outstanding shares odf Dunstable in exchange for 1,500,000 shares of the Company's common stock, $0.001 par value. On June 24, 1995, the Company contracted with the shareholders of Fenton-Ward Investments Limited ("Fenton-Ward") for the acquisition of 91.98% (38,000) of the issued and outstanding shares of Fenton-Ward in exchange for $250,000 and 200,000 shares of the Company's Common Stock and 200,000 shares of the Company's Convertible Preferred Stock. Because of the inability of the parties to meet certain conditions precedent to the closing of these acquisitions, both contracts were terminated in October 1995.

     The Company changed its name to Oxford Capital Corp., on September 13,
1995.

     On October 14, 1995, the Company entered into a Share Exchange Agreement to acquire not less than 85% of the issued and outstanding shares of World Star Holdings, Ltd.,("World Star") of Winnipeg Manitoba, Canada for 8,000,000 shares of Oxford Capital Common Stock, par value $0.001. World Star has developed a proprietory multi-media communications platform, consisting of VPAGE security software and the SHERPA SWITCH, which together facilitates secure and fully interactive transactions on the Internet. Due to the inability of the Company to obtain third party verification of the technology and the inability of the major Shareholder of World Star to obtain a voting trust and lock-up agreement with certain minority shareholders of World Star the contract was terminated on March 1, 1996. The 1,500,000 shares of the Company's Common Stock, par value $0.001, issued to Michael Burke Holdings, Inc., the major shareholder of World Star, in anticipation of the closing, were returned to the company on February 29, 1996.

     On June 21, 1996, the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Rx Staffing Corp., ("Rx") and Safety and Fatigue Consultants International, Inc., ("SFCI"), for the acquisition of 100% of the issued and outstanding shares of Rx and SFCI in exchange for newly issued shares of the Company's Common Stock, par value $0.001, equal to 75% of the total issued and outstanding shares of the Company's Common Stock fully diluted.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - Exhibit 27

         (b)  Reports on Form 8-K

              (1) Form 8-K dated March 26, 1996 reporting the cancellation of the merger agreement with World Star Holdings, Ltd. (By reference)

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OXFORD INVESTMENT, INC.



Date: August 19, 1995                 By:  /s/  Robert Cheney
                                         ------------------------------------
                                          Robert Cheney, President
                                          and Principal Executive Officer


                                      By:  /s/   Beth Rich
                                         ------------------------------------
                                          Beth Rich, Treasurer and
                                          Principal Financial Officer