Form 10QSB
period 1996-06-30
OXFORD CAPITAL CORP /NV
filed 1996-09-11
CIK 772411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.


                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                         87-0421454
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


             4615 Southwest Freeway, Suite 420, Houston, Texas 77027
                    (Address of principal executive offices)


                                 (713) 622-2527
                           (Issuer's telephone number)


                             OXFORD INVESTMENT, INC.
             (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

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

     Item 1.   Financial Statements

          Condensed Balance Sheets - June 30, 1996 (unaudited) and
           December 31, 1995 (audited) . . . . . . . . . . . . . . . . . . . . 1

          Unaudited Condensed Statements of Operations - For the six months
           June 30, 1996 and 1995 and for the period from
           inception (May 2, 1985) to June 30, 1996. . . . . . . . . . . . . . 2

          Unaudited Condensed Statements of Cash Flows - For the six months ended June 30, 1996 and 1995 and for the period from inception
           (May 2, 1985) to June 30, 1996. . . . . . . . . . . . . . . . . . . 3

          Notes to Condensed Financial Statements. . . . . . . . . . . . . . . 4

     Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . . 6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 7


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             OXFORD INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                                      JUNE 30,     DECEMBER 31,
                                                        1996          1995
                                                     -----------   -----------
                                                     (UNAUDITED)    (AUDITED)

Cash                                                 $     1,398   $     1,161
                                                     -----------   -----------

Accounts Receivable                                  $      0      $    35,030
                                                     -----------   -----------

Total Assets                                         $     1,398   $    36,161
                                                     -----------   -----------
                                                     -----------   -----------

                        LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
  Accounts Payable                                   $   823,159   $   756,174
  Loans Payable other                                       0             0
  Loans Payable                                          189,879       180,879
                                                     -----------   -----------

Total Current Liabilities                            $ 1,013,038   $   937,053


Stockholders Equity
  Authorized shares 50,000,000
  $0.001 par value; 5,155,392 and 6,655,392
  issued as of June 30, 1995 and December 31, 1995
  respectively                                       $     5,155   $     6,655
  Paid in Capital                                        349,753       348,253
  Deficit accumulated during development stage        (1,356,547)   (1,255,770)
                                                     -----------   -----------
Total Stockholder Equity                             $(1,011,639)  $  (900,862)
                                                     -----------   -----------

Total Liabilities & Stockholders Equity              $     1,398   $    36,161
                                                     -----------   -----------
                                                     -----------   -----------


          See Accountants' Report and Notes to the Financial Statements

                             OXFORD INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                            From Inception
                               For the six months ended     on May 2, 1985
                                        June 30               to June 30
                                   1996          1995             1996
                                   ----          ----             ----
REVENUES

  Interest earned              $        0      $        0       $    50,665

  Fees earned                           0               0             5,000
                               ----------      ----------       -----------
    Gross Income               $        0      $        0       $    55,665
                               ----------      ----------       -----------

EXPENSES

  Accounting & Legal           $    9,958          19,800           180,213

  Amortization                          0               0               110

  Bad debt                              0               0            44,500

  Bank charges                         98              54             1,059

  Consulting                      102,000         108,000           618,250

  Fees                                700           2,500            35,680

  Interest                          9,000           9,000            41,656

  Office expenses                   2,269           6,098            20,101

  Officer compensation                  0               0            49,011

  Promotion                             0               0             6,657

  Rent                              1,800             900            25,496

  Taxes and licenses                    0               0             6,552

  Telephone and utilities           6,349           4,404            30,361

  Travel and entertainment         13,490          53,897           236,265

    Total Operating Expenses   $  145,749      $  204,653       $ 1,321,184
                               ----------      ----------       -----------

  Other Expenses(income)          (34,970)              0            (9,697)
                               ----------      ----------       -----------

NET (LOSS)                     $ (110,779)     $ (204,653)      $(1,366,549)
                               ----------      ----------       -----------

(LOSS) PER SHARE               $     (.02)          $(.04)
                               ----------      ----------

AVERAGE SHARES OUTSTANDING      5,155,392       5,119,392
                               ----------      ----------
                               ----------      ----------


                      See Notes to the Financial Statements

                             OXFORD INVESTMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                     From
                                                                                  Inception on
                                             For the Six        For the Six       May 2, 1985
                                             Months Ended       Months Ended         Through
                                             June 30, 1996      June 30, 1995     June 30, 1996
                                             -------------      -------------     -------------
Cash Flow from Operating Activities:

  Net Loss                                     $(110,779)         $(199,618)       $(1,336,549)

  Addition to Organization Costs                       0                  0               (110)

  Amortization of Organization Costs                   0                  0                110

  (Increase) Decrease in Accounts                 35,030
    Receivable

  Increase in Accounts and Notes Payable          75,986            200,510            863,069

  Write-off of Investment                              0                  0            136,000
                                               ---------          ---------        -----------

  Net Cash Used by Operating Activities             $237          $     892        $  (367,510)

Cash Flows from Investing  Activities:

  Increase in Film Cost Inventory                      0                  0           (564,000)
                                               ---------          ---------        -----------

  Net Cash Used by Investing Activities        $       0          $       0        $  (564,000)

Cash Flows from Financing  Activities:

  Sale of Common Stock                                 0                  0            877,021

  Sale of Debentures                                   0                  0            150,000

  Payment of Stock Offering Costs                      0                  0            (95,250)

  Payment of Expenses by Shareholder                   0                  0              1,137
                                               ---------          ---------        -----------

  Net Cash Provided by Financing Activities    $       0          $       0        $   932,908

Net Increase (Decrease) in Cash                      237                892              1,398

Cash Balance at Beginning of Period                1,161                180                  0
                                               ---------          ---------        -----------
Cash Balance at End of Period                  $   1,398          $   1,072        $     1,398
                                               ---------          ---------        -----------
                                               ---------          ---------        -----------



                      See Notes to the Financial Statements

                             OXFORD CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 199?


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


NOTE 2 - GOING CONCERN

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

NOTE 3 - DEBENTURE OFFERING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     REVENUE AND GROSS INCOME.   The Company had no revenues and no gross
income in either the three months ended June 30, 1996 or the corresponding period of the prior year.

     OPERATING EXPENSES.   Operating expenses were $65,221 for the three
months ended June 30, 1996, a decrease of approximately 41% from the $127,108 for the comparable period in 1995. This decrease was primarily attributable the reduction in travel and entertainment and other fees.

     NET LOSS. The Company's net loss increased to $30,251 for the three months ended June 30, 1996, a decrease of approximately 76% from the $127,107 for the comparable period in 1995. The decrease in the Company's net loss is primarily attributable to the decrease in travel and other fees and the payment of settlement in the World Star Holdings, Inc. merger.

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

     The Company changed its name to Oxford Capital Corp., on September 13,
1995.

     On October 14, 1995, the Company entered into a Share Exchange Agreement to acquire not less than 85% of the issued and outstanding shares of World Star Holdings, Ltd.,("World Star") of Winnipeg Manitoba, Canada for 8,000,000 shares of Oxford Capital Common Stock, par value $0.001. World Star has developed a proprietory multi-media communications platform, consisting of VPAGE security software and the SHERPA SWITCH, which together facilitates secure and fully interactive transactions on the Internet. Due to the inability of the Company to obtain third party verification of the technology and the inability of the major Shareholder of World Star to obtain a voting trust and lock-up agreement with certain minority shareholders of World Star the contract was terminated on March 1, 1996. The 1,500,000 shares of the Company's Common Stock, par value $0.001, issued to Michael Burke Holdings, Inc., the major shareholder of World Star, in anticipation of the closing, were returned to the company on February 29, 1996. Payment of $70,000 was received by the Company and used to reduce its accounts payable and for operational costs.

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


                                       OXFORD INVESTMENT, INC.



Date: August 19 , 1995                 By: /s/ Robert Cheney
                                           ----------------------------------
                                           Robert Cheney, President
                                           and Principal Executive Officer


                                       By: /s/ Beth Rich
                                           ----------------------------------
                                           Beth Rich, Treasurer and
                                           Principal Financial Officer