Form 10QSB
period 1996-09-30
OXFORD CAPITAL CORP /NV
filed 1996-11-14
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from            to            .
                                          ------------  ------------


                         Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Nevada                              87-0421454
       -------------------------------     --------------------------------
      (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)


             4615 Southwest Freeway, Suite 420, Houston, Texas 77027
             -------------------------------------------------------
                      (Address of principal executive offices)


                                   (713) 622-2527
                              --------------------------
                             (Issuer's telephone number)


                                OXFORD INVESTMENT, INC.
     ------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                              -------  -------

As of November 1, 1996, 32,914,284 shares of Common Stock of the issuer were outstanding.

                              OXFORD INVESTMENT, INC.

                                       INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Condensed Balance Sheets - September 30, 1996 (unaudited)
               and December 31, 1995 (audited)..............................1

               Unaudited Condensed Statements of Operations - For the
               nine months September 30, 1996 and 1995......................2

               Unaudited Condensed Statements of Cash Flows - For the
               nine months ended  September 30, 1996 and 1995...............3

               Notes to Condensed Financial Statements......................4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................6

PART II - OTHER INFORMATION.................................................7


SIGNATURES.................................................................10


                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                OXFORD CAPITAL CORP.
                                   Balance Sheet
                                      ASSETS

                                      SEPTEMBER 30,1996     DECEMBER 31, 1995
                                         (UNAUDITED)             (AUDITED)
Cash                                     $   71,669            $    1,161
Accounts Receivable                         123,138                35,030
Accrued Payroll Receivables                 490,495                     0
Inventory                                    20,700                     0
                                         ----------            ----------
   Total Current Assets                  $  706,002            $   36,191
Fixed Assets (Net)                            43528                     0
Other Assets                              1,099,943                     0
                                          ---------             ---------
   TOTAL ASSETS                          $1,849,473            $   36,191
                                         ==========            ==========

LIABILITIES & STOCKHOLDERS EQUITY
---------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses   $1,441,502            $  756,174
  Loans payable                             153,587               180,879
  Current portion long term debt             18,175                     0
                                          ---------            ----------
TOTAL CURRENT LIABILITIES                $1,613,264               937,053
  Long Term Debt                            508,520                     0
                                          ---------            ----------
TOTAL LIABILITIES                        $2,121,784            $  937,053

STOCKHOLDERS EQUITY
  Authorized shares 50,000,000 $0.001
  par value; 32,914,284 and 6,655,392
  issued as of September 30, 1996 and
  December 31, 1995 respectively         $   32,914            $    6,655
  Paid in Capital                             3,452               348,253
  Subscription Receivable                    (1,000)                    0
  Accumulated deficit                      (307,677)           (1,255,770)
                                         ----------            ----------
TOTAL STOCK HOLDER EQUITY                  (272,311)             (900,862)
Total Liabilities & Stockholders Equity  $1,849,473            $   36,161
                                         ==========            ==========













                        See  Notes to the Financial Statements

                              OXFORD CAPITAL CORP.
                            Statement of Operations
                                  (Unaudited)

                             FOR THE THREE MONTHS       FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                1996       1995           1996        1995
                             ----------   ---------   -----------   ---------
REVENUES

Employee leasing            $ 5,093,516           0   $15,307,916           0
Safety & fatigue                      0           0         2,747           0
                             ----------    --------    ----------   ---------
Total revenues                5,093,516           0    15,310,663           0
Cost of goods sold            4,628,141           0    14,286,025           0
                             ----------    --------    ----------   ---------
Gross profit                    465,375           0     1,024,638           0

EXPENSES

General and administrative      455,523     114,150     1,332,315     313,768
Income (loss)from OPS             9,852    (114,150)     (307,677)    313,768
                             ==========   =========    ==========   =========
Income (loss) per shares    $     .0003       $(.02)       $(.009)      $(.06)
                             ==========   =========    ==========   =========
Average shares outstanding   32,914,284   5,155,392    32,914,284   5,155,392
                             ==========   =========    ==========   =========

































                          See Notes to the Financial Statements

                               OXFORD CAPITAL CORP.
                             Statements of Cash Flows
                                   (Unaudited)

                                            For the Nine        For the Nine
                                            Months Ended        Months Ended
                                            September 30,       September 30,
                                                1996                 1995
                                            -------------       -------------
Cash Flow from Operating Activities:
  Net Loss                                    $(307,677)          $(313,768)

Adjustments to reconcile net income to
net cash provided by operating activities

 Amortization                                   115,632                   0
 Depreciation                                     3,296                   0
 Increase in Accounts Payable and
 Accrued Expenses                               554,111             313,868
 Increase in Accounts Receivable and
 Accrued receivables                           (578,603)                  0
                                               --------             -------
Increase in Inventory                           (20,700)                  0
                                               --------             -------
 Net Cash Used by Operating Activities        $(233,941)              $(100)

Cash Flows from Investing Activities:

Purchase of Equipment                           (25,824)                  0
Purchase of covenant not to compete            (600,000)                  0
Net Cash Used by Investing Activities          (625,824)            $     0

  Cash Flows from Financing Activities:

  Exchange of Rx Staffing and S&FCI stock
  for Oxford Stock                              (10,136)                  0
  Conversion of Notes payable and accrued
  interest expense to common stock              190,236                   0
  Conversion of accounts payable and
  accrued expenses to warrants                  757,128                   0
  Reduction of obligation payable                (6,955)                  0
                                            -----------             -------

Net Cash Provided by Financing Activities  $    930,273             $     0
                                            -----------             -------

Net Increase (Decrease) in Cash                  70,508                 100
Cash Balance at Beginning of Period               1,161                 180
                                            -----------             -------
Cash Balance at End of Period                  $ 71,669                $280
                                            ===========             =======











                       See Notes to the Financial Statements

                               Oxford Capital Corp.
                          Notes to the Financial Statements
                                September 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Organization

          The financial statements presented are those of Oxford Capital Corp., (a development stage company). The Company was incorporated in the State of Nevada on May 2, 1985, for the purpose of providing an entity which could be utilized to raise capital and seek business opportunities which held a potential for profit. In February 1988, the Company began to produce television shows and movies. However, in October of 1991 the Company disposed of its movie and television productions. In October of 1993, the controlling interest of the Company was sold, additional capital contributed, and new management installed. In September 1996 the company merged with Rx Staffing Corp., and Safety and Fatigue Consultants International, Inc.

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

NOTE 2 - DEBENTURE OFFERING

     In the September of 1994, a private individual placed $150,000 within the Company and received a $150,000 12% note, 150,000 shares of the common stock and 75,000 warrants to purchase a like number of shares of common stock at $1.50 per share exercisable at any time up to two years from the date of issue. This note is due on January 3, 1997. On August 14, 1996 the debenture holders, holding notes including principal and interest as of June 30,1996, of $189,789, agreed to an exchange of the entire debt for newly issued shares of the Company's common stock, par value $0.001, at an exchange rate of $.5312, per dollar of debt (357,283 shares). The existing $2.00 warrants, due to expire on December 31, 1996, held by these three debenture holders are being canceled and an identical number, 75,000, are being issued at an exercise price of $.5312 and will be exercisable until June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUE AND GROSS INCOME. The Company had revenues of $15,310,663 and gross income of $1,024,638 in the nine months ended September 30, 1996. The Company had no revenues and no gross income in the nine months ended September 30, 1995.

OPERATING EXPENSES. Operating expenses were $1,447,899 for the nine months ended September 30, 1996, a increase of approximately 461% from the $313,768 for the comparable period in 1995. This increase was attributable to the merger with Rx Staffing Corp., and Safety and Fatigue Consultants
International, Inc., and the operations of their business.

NET LOSS. The Company's net loss decreased to $307,677 for the nine months ended September 30, 1996, a decrease of approximately 1.5% from the $313,768 for the comparable period in 1995. The decrease in the Company's net loss is primarily attributable to the merger with Rx Staffing Corp., and Safety and Fatigue Consultants International, Inc., and the operations of their business.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUE AND GROSS INCOME. The Company had revenues of $5,093,516 and gross income of $465,375 in the three months ended September 30, 1996. The Company had no revenues and no gross income in the nine months ended September 30, 1995.

OPERATING EXPENSES. Operating expenses were $623,056 for the three months ended September 30, 1996, a increase of approximately 546% from the $144,150 for the comparable period in 1995. This increase was attributable to the merger with Rx Staffing Corp., and Safety and Fatigue Consultants
International, Inc., and the operations of their business.

NET LOSS. The Company's net loss increased to $157,681 for the three months ended September 30, 1996, a increase of approximately 40% from the $114,150 for the comparable period in 1995. The increase in the Company's net loss is primarily attributable to the merger with Rx Staffing Corp., and Safety and Fatigue Consultants International, Inc., and the operations of their business mainly from the staffing of Safety and Fatigue Consultants International, Inc., preparing for the introduction of its safety and wellness program.

                         PART II - OTHER INFORMATION

Item 5.  OTHER EVENTS

On June 21, 1996, the Company entered into a Share Exchange Agreement with the shareholders of Rx Staffing Corp., ("Rx") and Safety and Fatigue Consultants International, Inc., ("SFCI") located in Dallas, Texas. This agreement was modified on August 20, 1996, and was subsequently closed on August 28 , 1996. Under the terms of the Agreement(s) the Company exchanged 100% of the issued and outstanding shares of Rx for 4,108,601 shares of authorized but previously unissued common stock, par value $0.001, of the Company and 232,930 warrants with an exercise price of $2.00 and 232,930 warrants with an exercise price of $3.00. The warrants are exercisable for a period of two years from the date of the closing. The Company exchanged 100% of the issued and outstanding shares of SFCI common stock in exchange for 23,293,005 shares of authorized but previously unissued common stock, par value $0.001, of the Company, and 931,720 warrants with an exercise price of $2.00 and 931,720 warrants with an exercise price of $3.00. The warrants are exercisable for a period of two years from the date of the closing. These shareholders now represent a controlling interest in the Company.

Rx Staffing, Inc. ("Rx") was chartered in December 1995 and acquired a major portion of its business by contract with Creative Employment Concepts, Inc. ("CECI"). The purchase was concluded by the issuance of a non-recourse note from Rx to CECI for $1,068,000. Rx is a leading professional employer organization ("PEO"), which provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to workaday employees. The Company believes its services assist business owners in: (I) managing escalating costs associated with workers' compensation, health insurance coverage, workplace safety programs, and employee-related litigation, (ii) providing employers, and (iii) reducing the time and effort required by business owners and executives to deal with the increasingly complex legal and regulatory environment affecting employment. As of September 30, 1996, the Company provided professional employer services to approximately 65 client organizations with nearly 1,300 employees, primarily in Texas.

SFCI is a development stage company that has developed a comprehensive training and consulting program for the transportation industry with current emphasis being placed in the areas of safety, operations and fatigue training for both management and over the road staff within trucking industry. SFCI emphasizes fatigue training and sleep disorder testing for client companies and their staff and has the support of major associations and insurance companies involved within the trucking industry. The staff of SFCI includes Gary Thibodeux ( recent recipient of the 1996 National Safety Professional of the Year Award from the National Private Truck Council) and Albert Wauquier,
Ph.D., a prominent researcher and academia, a Diplomat of the American Board of Sleep Medicine and author of 12 books and some 230 published research articles in Sleep and Neurophysiological research.

The incorporation of SFCI was a result of extensive discussions related to the comprehensive nature of Mr. Thibodeux's fatigue and safety training, lifestyle awareness experience, sleep diagnostic techniques with implementation of all of these factors in the transportation industry and more specifically for the long haul carrier. Driven from a heightened sense of urgency from both federal regulators at the US Department of Transportation and private industry interests represented by entities like the National Private Truck council and the Canadian Safety Council, fatigue training and sleep disorder were combined into SFCI. Using the extensive academic and industry research on this issue and the operational implementation experience of the SFCI development team, SFCI has developed a pragmatic training and wellness program which the industry can use to reduce the risk inherent in the trucking and transportation industry. Response to the preliminary marketing and awareness program provided industry leaders and regulators has been overwhelming and very supportive of our efforts. Endorsements have come from every sector along with anticipation of market availability.

Currently there is virtually no competition when compared to what the market has available to address these issues. No other entity has such a comprehensive program available and it is not unreasonable to assume that there will not be any product but SFCI's available for at least one year and probably two years if a true apples to apples comparison is made. This is due in large part to practical logistical issues surrounding the human resource and operational necessities of potential transportation and industrial clients. The SFCI program was designed with these concerns as paramount so the program can be implemented without undue cost and disruption to ongoing operations. Another major reason for the lack of competition stems from the industry's reluctance to spend R&D funds to find the "critical path" technology which SFCI has already incurred, analyzed, adjusted and enhanced. SFCI's development team experience in the complex implementation of such a program has proven much more difficult and challenging than the expense which goes with that development process.

SFCI has a four (4) tier marketing segmentation to take this product to the industry. Utilizing existing training companies and organizations with extensive driver training experience through consultation contracts already negotiated and also the consultation and operational audit capabilities of our safety and engineering staff at SFCI, cost effective risk reduction can be achieved. Tier ONE is the base training program itself. It consists of instructor manuals and guide; driver training workbooks, tests and polls; driver handbooks and guides, a teaching video, certification documentation and sleep disorder analysis reports for management. This is meant to be a shelf product for the widest possible distribution and not restricted by the size of the potential client company, thus allowing for maximum market and industry penetration. Tier ONE is, by design, meant to satisfy the current industry associations and regulators who have been clamoring for immediate solutions to this very high profile problem. Tier One will go along way toward satisfaction of the "good faith effort" requirement regulators have decided the transportation industry is lacking. This is not because the entities have not wanted to address the fatigue issue but nothing has been available to them, until now. Not surprisingly interest in the Tier One product has been soaring and verbal commitments from many major trucking companies and industrial applications (particularly the energy and refining industry) has outsold the first printing run before it has been produced. Tier TWO involves the training by our staff or our contracted training associates of both instructors and drivers of interested clients for a fee. Pre scheduled training classes will allow companies, both large and small, to have their staffs trained to teach the course or to send their drivers to one of the training sessions we conduct. Thus we can maximize market penetration even if the company is to small to have human resource or safety departments of their own. Additionally, many of the manuals, workbooks and guides have been set up as exhaustible available for repurchase giving SFCI sales longevity as these clients expand grow.

Tier THREE is full consultation analysis of a given client company where SFCI goes into a client company (in most cases much larger size) for a daily fee and performs a complete audit of their operations and safety program in order to recommend changes and adjustments which would be necessary to achieve risk reduction by taking away many of the inherent and sometimes unknown disincentives to safety that the client company may be unaware exists. Tier FOUR is the level where sleep disorder testing, analysis and treatment is implemented. This is done through mobile testing units which have been designed to allow for a driver or worker to be identified as having a sleeping disorder, test that person in a medically sanctioned setting; treat that person for the disorder and have them back to work in most cases in as little as seventy-two hours. By far the most difficult and challenging aspect of the SFCI program is this tier of service which excites the industry. It is through this segment that the SFCI program can make the most significant contribution to risk reduction in the industry and also where SFCI is alone relative to any competition which may exist.

Regulatory issues are currently in process driven by the DOT's need to address the urgency of accidents caused by fatigue training or lack thereof. Very soon such training will be mandatory, if one is to be in compliance with the requirement for a Commercial Drivers License (CDL).The SFCI program will be at the forefront of this new regulation expected to be enacted sometime in 1997.

SFCI is poised to take advantage of this urgent need and is ready to accept the challenge of being the industry leader in safety and fatigue training.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - None
         b.  Reports on Form 8-K

             1. Form 8-K dated October 4, 1996 reporting the merger of Rx
                Staffing Corp., and Safety and Fatigue Consultants International, Inc. (By reference)

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

(REGISTRANT)                       OXFORD CAPITAL CORP.
BY (SIGNATURE)                     /s/ Robert Cheney
(NAME AND TITLE)                   Robert Cheney
                                   Principal Executive Officer
(DATE)                             November 15, 1996

BY (SIGNATURE)                     /s/ Jerry Stovall
(NAME AND TITLE)                   Jerry Stovall
                                   Treasurer and Principal Financial Officer
(DATE)                             November 15, 1996

</TABLE)

