Form 10KSB
period 1996-06-30
OXFORD CAPITAL CORP /NV
filed 1997-05-20
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 31, 1995

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from January 1, 1996 to June 30, 1996.

                          Commission File No. 2-98747-D

                              OXFORD CAPITAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                         87-0421454
----------------------------------             --------------------------------
(State or other jurisdiction                    (I.R.S. Identification Number)
 of incorporation or organization)

                    4245 North Central Expressway, Suite 300,
                               Dallas, Texas 75205
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (214)-520-0100

Securities Registered Pursuant to Section 13 of the Act:

     Title of Each Class                      Name of Each Exchange on Which
     -------------------                      ------------------------------
           None                                        Registered
                                                       ----------
                                                           None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes  X   No
         -----   -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues for its most recent fiscal year.

     As of February 27, 1997, 33,064,248 shares of Common Stock of the Registrant were outstanding. Based on the closing price of the Common Stock on February 27, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,371,480.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I

  ITEM 1.  DESCRIPTION OF BUSINESS...................................      I-3
  ITEM 2.  DESCRIPTION OF PROPERTIES.................................      I-4
  ITEM 3.  LEGAL PROCEEDINGS.........................................      I-4
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS.......................................      I-4

PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS...............................     II-1
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS......................     II-1
  ITEM 7.  INDEX TO FINANCIAL STATEMENTS.............................      F-1
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE................................................     II-3

PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT.......................................    III-1
  ITEM 10. EXECUTIVE COMPENSATION....................................    III-1
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.....................................    III-1
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..............................................    III-2

PART IV

  ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K..........................     IV-1
           SIGNATURES                                                     IV-2

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     Oxford Investment, Inc. (the "Company"), was incorporated on May 2, 1985 under the laws of the State of Nevada and was originally a "blind pool" company. In November, 1985, pursuant to a registration statements, the Company sold 2,500,000 Units at a price of $.20 per Unit. Each Unit consisted of two shares of Common Stock and one Warrant which authorized the holder to purchase one share of Common Stock at a price of $.20. A total of $500,000 was raised through this public offering. In January 1988, the Company entered into negotiations to acquire certain entertainment related assets. On February 25, 1988 the Company's shareholders authorized the issuance of 7,493,878 shares of the Company's common stock in exchange for three movie scripts and a 50% interest in Bedlam Productions, Inc. ("Bedlam"). The purpose of the acquisition was to procure assets and obtain management which could serve as a spring board for the Company's entrance into the entertainment industry. Bedlam was a New York corporation which developed television and video projects. The movie scripts acquired from Bedlam were The Madgeburg Affair, Night of the Possum, and Queen of Diamonds. All of these scripts and the remaining entertainment industry work produced no commercial results.

     In October 1991, the Company contracted with its former president pursuant to which the Company received 7,493,878 shares into treasury for the film inventory cost of $564,000 and the Company's 50% ownership of Bedlam.


     Since October of 1991, the Company has explored various acquisitions and entered into various non-binding letters of intent to acquire operating businesses, none of which were ever consummated.

     In October of 1993, the controlling interest in the Company was sold and new management was hired with the express purpose of accelerating the search for the acquisition of an operating business. The controlling shareholders paid all the existing liabilities of the Company. In December, 1993 the controlling shareholders also contributed to the Company 200,000 shares of Common Stock of Rhand Industries, Inc., a Canadian publicly held company, to build its asset base. However, following the delisting of Rhand Industries, Inc. in 1994, the Company wrote off this investment.

     In the Spring of 1994, by means of a Private Placement, the Company sold three Units for $50,000 per Unit, or an aggregate of $150,000. Each Unit consisted of a $50,000 12% note, 50,000 shares of common stock and 25,000 warrants to purchase a like number of shares of common stock at $2.00 per share exercisable at any time up to two years from the date of issue.

     In the Spring of 1994, the Company through Caithness, Ltd. contracted to acquire a 30% interest in Atlantis Diamonds Limited, a Jersey Island corporation which was testing the feasibility of mining diamonds in Brazil. In May of 1994, during the due diligence process, management determined to abandon the Atlantis Diamond acquisition. In settlement of all claims relating to the termination of this offer and for prior services rendered and other claims, the Company issued to Caithness Ltd., 500,000 shares of common stock.

     On May 19, 1995, the Company entered into an agreement with the shareholder of Dunstable Rubber Holdings Limited ("Dunstable") for the acquisition of all of the issued and outstanding shares of Dunstable in exchange


                                       1-3
for 1,500,000 shares of the Company's common stock, $0.001 par value. On June 24, 1995, the Company contracted with the shareholders of Fenton-Ward Investments Limited (" Fenton-Ward") for the acquisition of 91.98% (38,000) of the issued and outstanding shares of Fenton-Ward in exchange for$250,00 and 200,000 shares of the Company's Common Stock and 200,000 shares of the Company's Convertible Preferred Stock. Because of the inability of the parties to meet certain conditions precedent to the closing of these acquisitions, both contracts were terminated in October 1995.

     The Company  changed its name to Oxford  Capital  Corp.,  on September  13,
1995.

     On October 14, 1995, the Company entered into a Share Exchange Agreement to acquire not less than 85% of the issued and outstanding shares of World Star Holdings, Ltd.,("World Star") of Winnipeg Manitoba, Canada for 8,000,000 shares of Oxford Capital Common Stock, par value $0.001. World Star has developed a proprietary multi-media communications platform, consisting of VPAGE security software and the SHERPA SWITCH, which together facilitates secure and fully interactive transactions on the Internet. Due to the inability of the Company to obtain third party verification of the technology and the inability of the major Shareholder of World Star to obtain a voting trust and lock-up agreement with certain minority shareholders of World Star the contract was terminated on March 1, 1996. The 1,500,000 shares of the Company's Common Stock, par value $0.001, issued to Michael Burke Holdings, Inc., the major shareholder of World Star, in anticipation of the closing, were returned to the company on February 29, 1996.

     On June 21, 1996, Oxford Capital Corp., (the "Company") entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Rx Staffing Corp., ("Rx") and Safety and Fatigue Consultants International, Inc., ("SFCI"), for the acquisition of 100% of the issued and outstanding shares of Rx and SFCI in exchange for newly issued shares of the Company's Common Stock, par value $0.001, equal to 75% of the total issued and outstanding shares of the Company's Common Stock fully diluted.

     Because the Company has generated no revenues, the major shareholders and management have funded all operational costs and have deferred the receipt of compensation during this period. Management has agreed to continue to do so until a successful merger or acquisition can be consummated.



ITEM 2. DESCRIPTION OF PROPERTIES

     The Company subleases on a month to month basis 400 square feet of office space at 4615 Southwest Freeway, Suite 420, Houston, Texas 77027.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended June 30, 1996.


                                       1-4

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading on the NASDAQ Electronic Bulletin Board. The Company's NASDAQ trading symbol is "OXFO". The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                           1995                     1996

                  High           Low          High           Low
                  ----           ---          ----           ----
First Quarter      1/8           1/8           1/8           1/8
Second Quarter     1/8           1/8           1/8           1/8
Third Quarter      1/8           1/8           1/8           1/8
Fourth Quarter    1.00           1/8           1/8           1/8

     As of February 27, 1996, there were approximately 204 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     From the Company's inception on May 2, 1985, the Company has engaged in the search for an operating business to acquire and has entered into various non-binding letters of intent to acquire such businesses.

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

     On May 19, 1995, the Company entered into an agreement with the shareholder of Dunstable Rubber Holdings Limited ("Dunstable") for the acquisition of all of the issued and outstanding shares of Dunstable in exchange for 1,500,000 shares of the Company's common stock, $0.001 par value. On June 24, 1995, the Company contracted with the shareholders of Fenton-Ward


     Investments Limited (" Fenton-Ward") for the acquisition of 91.98% (38,000) of the issued and outstanding shares of Fenton-Ward in exchange for$250,00 and 200,000 shares of the Company's Common Stock and 200,000 shares of the Company's Convertible Preferred Stock. Because of the inability of the parties to meet certain conditions precedent to the closing of these acquisitions, both contracts were terminated in October 1995.

     The Company  changed its name to Oxford  Capital  Corp.,  on September  13,
1995.

     On October 14, 1995, the Company entered into a Share Exchange Agreement to acquire not less than 85% of the issued and outstanding shares of World Star Holdings, Ltd.,("World Star") of Winnipeg Manitoba, Canada for 8,000,000 shares of Oxford Capital Common Stock, par value $0.001. World Star has developed a proprietary multi-media communications platform, consisting of VPAGE security software and the SHERPA SWITCH, which together facilitates secure and fully interactive transactions on the Internet. Due to the inability of the Company to obtain third party verification of the technology and the inability of the major Shareholder of World Star to obtain a voting trust and lock-up agreement with certain minority shareholders of World Star the contract was terminated on March 1, 1996. The 1,500,000 shares of the Company's Common Stock, par value $0.001, issued to Michael Burke Holdings, Inc., the major shareholder of World Star, in anticipation of the closing, were returned to the company on February 29, 1996.

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

     On June 21, 1996, Oxford Capital Corp., (the "Company") entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Rx Staffing Corp., ("Rx") and Safety and Fatigue Consultants International, Inc., ("SFCI"), for the acquisition of 100% of the issued and outstanding shares of Rx and SFCI in exchange for newly issued shares of the Company's Common Stock, par value $0.001, equal to 75% of the total issued and outstanding shares of the Company's Common Stock fully diluted.

     There were no operating revenues for the year-ended June 30, 1995 or December 31, 1995. Operating expenses for the year ended June 30, 1995 were 145,749 and were$410,136 the year ended December 31, 1995. The net loss per share was $0.02 per share for the year ended June 30, 1996 and $.012 per share for the year ended December 31, 1995.

     The Company had no liquidity as of June 30, 1996 or December 31, 1995. The major shareholders and management have agreed to fund the Company's operations until a suitable operating business has been acquired. However, there is no guarantee that such funding will continue on an indefinite basis.

                      ITEM 7. INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Independent Auditors' Report                                              F-2

Balance Sheet as of June 30, 1996                                         F-3

Statement of  Operations  for the six months
 ended June 30,  1996,  for the year
 ended December 31, 1995, and from inception
 (May 2, 1885) through June 30, 1996                                      F-4

Statement of Changes in Stockholders' Equity
 from inception (May 2, 1985) through June 30, 1996                       F-5

Consolidated  Statements  of Cash Flows for the
 six months  ended June 30, 1996, for the year ended
 December 31, 1995, and from inception
 (May 2, 1985) through the June 30, 1996                                  F-6

Notes to Financial Statements                                             F-7

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Shareholders of
Oxford Capital Corp.

     We have audited the accompanying balance sheet of Oxford Capital Corp. (formerly Oxford Investment, Inc.)(a Nevada corporation in the development stage) as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 1996, for the year ended December 31, 1995, and for the period from May 2, 1985 (from inception and date of incorporation) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of, and for the period May 2, 1985 (from inception and date of incorporation) through December 31, 1994 were audited by other auditors. The report, dated June 8, 1995, for the 1994 financial statements, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statement for the period May 2, 1985 (from inception and date of incorporation) through December 31, 1994 reflect total revenues and net loss of $55,665 and $845,638, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material aspects, the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the six months ended June 30, 1996, for the year ended December 31, 1995, and for the period from May 2, 1985 (from inception and date of incorporation) through June 30, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



August 16,1996                                     THOMAS LEGER & CO. L.L.P.
Houston, Texas

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1996


                                     ASSETS

CURRENT ASSETS, Cash                                               $     1,398
                                                                   -----------

    Total assets                                                   $     1,398
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $   823,160
    Loans payable (Note E)                                             189,879
                                                                   -----------

    Total current liabilities                                        1,013,039
                                                                   -----------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001, 1,000,000
     shares authorized,  none issued (Note G)                                -
    Common Stock, par value $.001, 50,000,000                            5,155
     shares authorized, 5,155,392 shares issued and
     outstanding
    Additional paid-in-capital                                         349,753
    Deficit accumulated during development stage                    (1,366,549)

    Total Stockholders' Equity                                      (1,011,641)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     1,398
                                                                   ===========


                      See Notes to the Financial Statements

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               FROM INCEPTION (MAY 2, 1985 THROUGH JUNE 30, 1996


                                     For the
                            Six Months                      From Inception on
                              Ended        Year Ended         May 2, 1985
                             June 30,     December 31,          Through
                               1996           1995           June 30, 1996

REVENUES
  Interest earned           $       -      $        -         $    50,665
  Other income                 34,970               -              39,970
                              -------      ----------         -----------

  Total Revenue                34,970               -              90,635
                              -------      ----------         -----------

EXPENSES
  General & administrative    136,749         392,132           1,279,528
  Write-off of investment           -               -             136,000
  Interest expense              9,000          18,000              41,656
                              -------      ----------         -----------

  Total expenses              145,749         410,132           1,457,184
                              -------      ----------         -----------

NET (LOSS) BEFORE FEDERAL
  INCOME TAX                 (110,779)       (410,132)         (1,366,549)

Income Taxes                        -               -                   -
                             --------      ----------         -----------

Net (Loss)                  $(110,779)     $ (410,132)         $(1,366,549)
                            =========      ==========          ===========

(LOSS) PER SHARE            $     (.02)    $    (0.08)
                            ==========     ==========

AVERAGE SHARES               5,633,414      5,412,324
                            ==========     ==========
OUTSTANDING


                      See Notes to the Financial Statements

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               FROM INCEPTION (MAY 2, 1985 THROUGH JUNE 30, 1996

                                                                                                Preferred
                                                                                                ---------
                                              Common Stock                                         Stock
                                     ---------------------------------------                       -----
                                                                                                                      Deficit
                                                                                   Cost of                             Accum.
                                                  Additional                      Treasury                           During Dev.
                                        Amount  Paid-in Capital     Shares         Shares     Amount      Shares       Stage
                                      --------  ---------------  -----------     ---------    ------    --------     ------------
Balance at inception on
  May 2, 1985                         $      -    $      -                 -     $     -       $  -          -        $        -
Issuance of 2,200,000 shares of
  common stock to officers &
  directors for $0.0114 per share
  in May 1985                            2,200      22,800         2,200,000           -          -          -                 -
Issuance of 5,000,000 shares of
  common stock to the public for
  cash for $0.10                         5,000     495,000         5,000,000           -          -          -                 -
Payment of deferred stock
  offering costs                             -     (95,250)                -           -          -          -                 -
Net loss from inception on May
  2, 1985 through December 31, 1985          -           -                 -           -          -          -            (6,458)
Net loss for the year ended
  December 31, 1986                          -           -                 -           -          -          -            (1,565)
Net loss for the year ended
  December 31, 1987                          -           -                 -           -          -          -           (14,989)
Issuance of 7,493,878 shares of
  common stock for 50% of a
  company and movie scripts              7,494     300,000         7,493,878           -          -          -                 -
Net loss for the year ended
  December 31, 1988                          -           -                 -           -          -          -           (80,510)
Net loss for the year
  December 31, 1989                          -           -                 -           -          -          -           (72,722)
Net loss for the year ended
  December 31, 1990                          -           -                 -           -          -          -            (2,828)
Exchange of movie rights for
  treasury (7,493,878 shares)                -           -          (571,494)          -          -          -                 -
Net loss for the year ended
  December 31, 1991                          -           -                 -           -          -          -            (3,262)
Payment of expenses by shareholder           -       1,137                 -           -          -          -                 -
Net Loss for the year ended
  December 31, 1992                          -           -                 -           -          -          -           (13,704)
Issuance of Treasury Shares for
  service                             (571,494)                            -     571,494          -          -                 -
Sale of Shares for cash                  7,000      45,021         7,000,000           -          -          -                 -
Contribution of Marketable
  Securities                            20,300     115,700        23,000,000           -          -          -                 -
Net Loss for the year ended
  December 31, 1993                          -           -                 -           -          -          -           (22,870)
Reverse Split (1 for 10)               (37,525)     37,525       (40,224,486)          -          -          -                 -
                                      --------    --------        ----------     -------     ------     ------       -----------
Balance, December 31, 1993               4,469     350,439         4,469,392           -          -          -          (218,908)

Issuance of Shares                         650        (650)          650,000           -          -          -                 -
Net Loss                                     -           -                 -           -          -          -          (626,730)
                                      --------    --------       -----------    --------     ------     ------       -----------
Balance, December 31, 1994               5,119     349,789         5,119,392           -          -          -          (845,638)
Issuance of shares
  (Note E and H)                         1,536      (1,536)        1,536,000           -          -          -                 -
Net Loss                                     -           -                 -           -          -          -          (410,132)
                                      --------    --------       -----------    --------     ------     ------       -----------
Balance, December 31, 1995               6,655     348,253         6,655,392           -          -          -        (1,255,770)
Return of shares (Note H)               (1,500)      1,500        (1,500,000)          -          -          -                 -
Net Loss                                     -           -                 -           -          -          -          (110,779)
                                      --------    --------       -----------    --------     ------     ------       -----------

Balance, June 30, 1996                $  5,155    $349,753         5,155,392    $      -     $    -          -       $(1,366,549)
                                      ========    ========       ===========    ========     ======     ======       ===========

                      See Notes to the Financial Statements

                        OXFORD CAPITAL CORP.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1996


                                                               For the
                                                              ------------
                                                Six Months                    From Inception on
                                                  Ended        Year Ended        May 2, 1985
                                                 June 30,      December 31,        Through
                                                   1996            1995         June 30, 1996
                                                ----------      ----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (110,779)     $ (410,132)     $(1,366,549)
  Adjustment to reconcile net loss to net
   cash provided by operating activities
  (Increase) decrease in accounts
    receivable                                      35,030         (35,030)               -
  Increase in accounts payable                      66,986         415,264          823,160
  Increase in notes payable                          9,000          30,879           39,879
  Write-off of investment                                -               -          136,000
                                                 ---------       ---------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              237             981         (367,510)
                                                 ---------       ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in film cost inventory                        -               -         (564,000)
                                                 ---------       ---------      -----------

NET CASH USED IN INVESTING ACTIVITIES                    -               -         (564,000)
                                                 ---------       ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale or issuance of common stock                       -               -          877,021
  Issuance of promissory notes                           -               -          150,000
  Payment of deferred stock offering costs               -               -          (95,250)
  Payment of expenses by shareholder                     -               -            1,137
                                                 ---------       ---------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                -               -          932,908
                                                 ---------       ---------      -----------

NET INCREASE IN CASH                                   237             981            1,398

  Cash balance at beginning of period                1,161             180                -
                                                 ---------       ---------      -----------

  Cash balance at end of period                  $   1,398      $    1,161      $     1,398
                                                 =========       =========      ===========

NON-CASH TRANSACTIONS
  Exchange of fixed assets for treasury
     shares                                     $        -      $        -      $   571,494
  Exchange of shares for marketable
     securities                                 $        -      $        -      $   136,000
  Issuance of treasury shares for service       $        -      $        -      $   571,494
  Issuance of shares for potential merger,
  shares returned in 1996                       $   (1,500)     $        -      $     1,500
  Issuance of share in connection with          $        -      $        -      $        36
     notes payable payment extension

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

The financial statements presented are those of Oxford Capital Corp., (formerly Oxford Investment, Inc.) (a development stage company). The Company was incorporated in the State of Nevada on May 2, 1985 for the purpose of providing an entity which could be utilized to raise capital and seek business opportunities that hold a potential for profit. In February 1988, the Company began to produce television shows and movies. However, in October of 1991, the Company disposed of its movie and television productions. In October of 1993, the controlling interest of the Company was sold, additional capital contributed, and new management installed. Since then, the Company has accelerated its business opportunity search.

Change in Reporting Period

The fiscal reporting period has been changed, effective June 30, 1996, from a calendar year to a fiscal year ended June 30. The reported results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for a full year period.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

(Loss) Per Share

The computations of (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements less the average number of shares held as treasury stock.

Income Taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

See Note D for additional information about the Company's tax position.

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES,  continued

Concentrations of Credit Risk

The Company maintains its cash account in a bank located in the Houston, Texas metropolitan area. The cash balances are insured by the FDIC up to $100,000 at each bank. At June 30, 1996 the Company did not have any deposits in excess of $100,000 in a bank.

At the present time, the Company does not have any operations and does not extend credit.

Statements of Cash Flows

The Company considers all cash investments with maturities of three months or less to be cash equivalents. No interest or income taxes were paid for the six months ended June 30, 1996 or for the period ended December 31, 1995.

NOTE B - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company does not have either cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has relied upon its officers to fund its activities during the period it is seeking a merger with an existing operating company. The officers intend to continue to provide such funding.

NOTE C - EXCHANGE OF ASSETS

In October, 1991 the Company executed an agreement with a former president of the Company, pursuant to which the Company received the return of 7,493,878 (before the 1 for 10 reverse stock split) of its common stock in exchange for its film inventory and its ownership in Bedlam Productions. Mr. Burdge was also released from liability for the Company's debts. These shares were held as Treasury Shares with a cost of $571,494 until July of 1993 when they were issued to the then Company president, Mr. Nels Timm, in consideration for his personal services. In October 1993, two other shareholders contributed $52,021 in exchange for 7,000,000 (before the 1 for 10 reverse stock split) shares of Common Stock. This cash was used to retire all of the Company's outstanding liabilities. On November 15, 1993, a shareholder contributed 200,000 common shares of Rhand Industries, Inc., a Canadian publicly held company, in exchange for 23,000,000 shares issued before the 1 for 10 reverse split of the Company's common stock. The investment of $136,000 was written off in 1994.

NOTE D - FEDERAL INCOME TAXES

Because of tax losses, the Company did not pay any federal income taxes for the six months ended June 30, 1996 or for the period ended December 31, 1995.

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996

NOTE D - FEDERAL INCOME TAXES, continued

Reconciliation of the statutory federal income tax with the income tax provision follows:

                                                   For the
                                       -----------------------------
                                        Six months       Year ended
                                       ended June 30,   December 31,
                                           1996             1995
                                         ---------       ----------
Income taxes computed at statutory
   rates                                 $(37,663)       $(139,444)
Increase (decrease) in valuation
   allowance                               36,643          137,083
Permanent differences:
   Nondeductible meals and
      entertainment                         1,020            2,361
                                         --------        ---------

Income taxes                             $      -        $       -
                                         ========        =========


The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company's deferred tax assets are as follows:

                                                 June 30,
                                                   1996
                                               ------------

Deferred tax assets:
  Net operating loss carryforward              $    415,044
  Valuation allowance                              (415,044)
                                               ------------

Total deferred tax asset                       $          -
                                               ============

The Company did not have any temporary difference resulting in a deferred income tax benefit for the six months ended June 30, 1996 and for the year ended December 31, 1995. As of June 30, 1996, the Company has tax loss carryforwards of approximately $1,220,600 which begin to expire in 2000.

NOTE E - NOTES PAYABLE

In 1994, by means of a Private Placement, the Company sold 3 of its Units for $50,000 per Unit, or an aggregate of $150,000. Each Unit consisted of a $50,000 12% note, due April 1, 1995, 50,000 shares of the common stock, and 25,000 warrants to purchase a like number of shares of common stock at $2.00 per share, exercisable at any time up to two years from the date of issue. The repayment of the notes, including accrued interest, has been extended to December 31, 1995. In consideration for the extension, the note holders received 36,000 shares of the Company's common stock and the warrants were extended to December 31, 1996.

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE E - NOTES PAYABLE, continued

On August 14, 1996, the Company completed negotiations with the note holders to convert their notes payable, including accrued interest, into 357,453 shares of the Company's common stock, with an effective date of June 30, 1996. The conversion rate is one share of the Company's common stock for each $.5312 of debt ($.5312 is the closing price of the Company's common stock on June 21, 1996). Also, the existing warrants will be canceled and new warrants in the same amount will be issued at a price of $.5312, which may then be exchanged for new common stock shares until June 30, 1998.

NOTE F - RELATED PARTIES

The Company is accruing $17,000 per month through December 31, 1996 for management and administrative services to a corporation owned by the President of the Company. The Company accrued a liability to the same corporation for all out-of-pocket expenses incurred for the benefit and operation of the Company.

Included in accounts payable is $685,630 owed to the above company (see Note H for conversion of debt to common stock). General and administrative expense includes $102,000 and $204,000 for the six months ended June 30, 1996 and for the period ended December 31, 1995, respectively, for management and administrative services and $116,262 and $310,701 for the six months ended June 30,1996 and for the period ended December 31, 1995, respectively, for reimbursed expenses related to the above.

NOTE G - PREFERRED STOCK

On June 26, 1995, the shareholders of the Company approved an amendment to the articles of incorporation to authorize 1,000,000 shares of preferred stock, $.001 par value, in one or more series. On establishing a preferred stock series, the Board of Directors shall assign it a distinctive designation so as to distinguish it from the shares of all other series and classes and shall fix the number of shares in each series, and the preferences, rights, and restrictions thereof.

NOTE H - OTHER EVENTS

Due to the inability of the Company to obtain third party verification of the technology, and the inability of the major Shareholder of World Star to obtain a voting trust and lock-up agreement with certain minority shareholders of World Star, the contract was terminated in February, 1996. The 1,500,000 shares of the Company's Common Stock, par value $0.001, issued in October 1995 to Michael Burke Holdings, Inc., the major shareholder of World Star, in anticipation of the closing, was returned to the Company in February, 1996. The certificate for the 1,500,000 shares was canceled, effective February, 1996.

On June 21, 1996, the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Rx Staffing Corp., ("Rx") and Safety and Fatigue Consultants International, Inc., ("SFCI"), for the acquisition of 100% of the issued and outstanding shares of Rx and SFCI in exchange for newly issued shares of the Company's Common Stock, par value $0.001, equal to 75% of the total issued and outstanding shares of the Company's Common Stock, fully diluted.

In connection with the Agreement discussed in the above paragraph, $757.751 of accounts payable at June 30, 1996, of which $685,630 is the amount due to a company owned by the president of the Company, will be converted into warrants with an exercise price of $.5312 at the date of closing. The warrants may be exercised at any time prior to the second anniversary of the issuance. The shares to be issued under these warrants have registration rights which shall be made available to the holders upon the next registration of the Company's common stock.

NOTE I - COMMITMENTS

The Company rents office space on a month to month lease for $300 per month. General and administrative includes rent expense of $1,800 for the six months ended June 30, 1996 and $3,600 for the period ended December 31, 1995, respectively.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     D Brian MacBeth did not stand for reelection as the Registrant's Certifying Accountant. The principal accountant's report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principals.

     When D. Brian MacBeth notified the Registrant that he would not stand for re-election, the decision to change auditors was approved by the Board of Directors. During the Registrant's two most recent fiscal years and the subsequent interim periods preceding the resignation of D. Brian MacBeth there were no disagreements between the Registrant and the former accountant on any matters of accounting principals or practice, financial statement disclosure or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report. Furthermore, there are no unresolved issues with the prior accountant.

     On August 7, 1996, the Board of Directors appointed Thomas Leger & Co. L.L.P. to be its auditor for its year ended December 31, 1995 AND June 30, 1995. Thomas Leger & Co. L.L.P., was not consulted regarding the application of accounting principals to any specific transaction, either completed or proposed or the type of audit opinion that might he rendered on the Registrant's financial statements, nor was a written report provided to the Registrant nor oral advise given by the new accountant regarding important factors considered by the Registrant in reaching its decision as to any accounting, auditing, or financial reporting issue. Furthermore, there were no matters that were the subject of any disagreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name                Age                     Title
-------------       ---      --------------------------------------------------
Robert Cheney       54       President, Chief Executive Officer & Director
Beth A. Rich        29       Vice President, Chief Financial Officer &Director

     Each of the directors has been elected to serve until the next annual election of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

Robert Cheney was elected President, Chief Executive Officer and Director in January, 1994. For a number of years Mr. Cheney has been acting as a consultant to troubled companies, assisting companies with both debt and equity financing and served in other management consulting positions. From 1988 through 1989 Mr. Cheney was a consultant to Osborne Capital, S.A., a merchant bank located in Paris, France and Geneva, Switzerland. In 1990 Mr. Cheney returned to the golf course development company he left in 1986 to complete the liquidation and restructuring of the company. From December 1991 to August 1992, Mr. Cheney served as Chairman and Chief Executive Officer of Orbitron Capital Corporation. From September 1992 to February 1993 Mr. Cheney completed the acquisition of a private company involved in the aluminum window business.

Beth A. Rich was elected Vice President, Chief Financial Officer and Director in May, 1994. From June, 1993 to October, 1993 Ms. Rich served as a director of Orbitron Capital Corporation.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation has been paid to any officer, director or control person during the prior three years. However, during 1995, the Company accrued consulting fees payable to a company controlled by Robert Cheney in the amount of $204,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

     No officer of director of the Company owned any shares of the Company, either directly or beneficially.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of August 6, 1996, the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.


Name and Address of             Amount and Nature of           Percent of Class
Beneficial Owner                Beneficial ownership           ----------------
-------------------             --------------------

Atlas Overseas Investments
Limited
P.O. Box N-10144
Bitco Building East
Nassau Bahamas                          750,000                       11.2%


                                     III - 1

Atlas Overseas Limited
22 Markham Street
London, England SW3                     750,000                       11.2%


Penguin Investments, Limited
P.O. Box N-10144
Bitco Building East
Nassau, Bahamas                         700,000                       10.5%

Caithness, Ltd.
c/o  Reads Trust Company Limited
Wellington House,
Union Street
Jersey JE48YJ
Channel Islands                         500,000                        7.5%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, the Company accrued, but did not pay, consulting fees totaling $240,000 to a company controlled by Robert Cheney, the Company's president.


                                     III - 2

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

     (C)  Exhibits

          16.1 Letter from D. Brian MacBeth

(b)  Reports on Form 8-K

     (1) Form 8-K dated March 26, 1996 reporting the cancellation of the merger agreement with World Star Holdings, Ltd. (By reference)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              OXFORD INVESTMENT, INC.



                                              By: /s/ Robert Cheney
                                              ---------------------------------
                                              Robert Cheney, Chairman & CEO

Dated:  March 25, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                      Title                          Date



/s/ Robert Cheney          Chairman and CEO                   March 25, 1997
----------------------     Principal Executive Offficer
Robert Cheney



/s/ Jerry Stovall          Secretary/Treasurer                March 25, 1997
----------------------     Principal Accounting
Jerry Stovall              And Financial Officer