Form 10QSB/A
period 1996-09-30
OXFORD CAPITAL CORP /NV
filed 1997-05-23
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to       .
                                              -------  -------

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                          87-0421454
--------------------------------               ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                    4245 North Central Expressway, Suite 300
                               Dallas, Texas 75205
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (214) 520-0100
                           ---------------------------
                           (Issuer's telephone number)


 ----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      -----  ---


     As of May 1, 1997, 33,064,284 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - September 30, 1996 and
             June 30, 1996..........................................      3

             Condensed Statements of Operations - For the three
             months ended September 30, 1996 and 1995...............      4

             Statements of Cash Flows - For the three
             months ended September 30, 1996 and 1995...............      5

            Notes to Condensed Financial Statements.................      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      7

PART II - OTHER INFORMATION.........................................      8

SIGNATURES..........................................................      8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OXFORD CAPITAL CORP.
                                  Balance Sheet

                                            September 30,        June 30,
                                                 1996              1996
                                            -------------     --------------
ASSETS

Cash                                        $        918      $        1,398
Investment                                       125,000                   -
                                            ------------      --------------

Total Assets                                $    125,918      $        1,398
                                            ============      ==============

LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

     Accounts Payable                      $    110,684       $      823,160
     Notes Payable                              150,000              189,879
                                           ------------       --------------

       Total current liabilities           $    260,684       $    1,013,039
                                           ------------       --------------

STOCKHOLDER EQUITY

Common stock, par value $.001,
  50,000,000 shares authorized,
  5,155,392 and 5,662,845 shares
  issued and outstanding respectively      $      5,663       $     5,155

Additional Paid-in-Capital                    1,297,750           349,753

Retained Earnings (deficit)                 (1,438,179)        (1,366,549)

       Total Stockholder Equity            $  (134,766)       $(1,011,641)
                                           -----------        -----------

Total Liabilities and Stockholder Equity       125,918              1,398
                                           ===========        ===========


      See accompanying notes to condensed consolidated financial statements

                              OXFORD CAPITAL CORP.
                             Statement of Operations

                                            Three Months Ended September 30,
                                               1996                1995
                                            ----------          ----------

Revenues                                    $        0          $        0
                                            ----------          ----------

Expenses
     General and Administrative             $   71,630          $  114,150
                                            ----------          ----------

Total Expenses                              $   71,630          $  114,150
                                            ----------          ----------

Net Income (loss) before Federal
     Income Tax                             $  (71,630)         $ (114,150)

Income Taxes                                         -                   -
                                            ----------          ----------

Net (loss)                                  $  (71,630)         $ (114,150)
                                            ==========          ==========

(Loss) per share                            $    (0.01)         $    (0.02)
                                            ----------          ----------

Average Share Outstanding                    5,347,786           5,155,392
                                            ==========          ==========


      See accompanying notes to condensed consolidated financial statements

                              OXFORD CAPITAL CORP.
                             Statement of Cash Flows

                                              Three Months Ended September 30,
                                                   1996             1995
                                                ---------        ----------
Cash Flows From Operating Activities

     Net loss                                   $ (71,630)       $(114,150)
     Adjustments to reconcile net loss
       in net cash provided by (used in)
       operating activities
          Increase in accounts payable             46,150           78,679
          Increase in notes payable                                 34,679
                                                ---------        ---------

Net cash provided by (used in) operating
     activities                                 $ (25,480)       $    (792)
                                                ---------        ---------

Cash Flows From Investing Activities

     Increase in Investments                    $(125,000)       $       -
                                                ---------        ---------

Net cash used in investing activities           $(125,000)       $       -
                                                ---------        ---------

Net Cash Provided By Financing Activities

     Issuance of Promissory Note                $ 150,000        $       -
                                                ---------        ---------

Net Cash Provided by Financing Activities       $ 150,000        $       -
                                                ---------        ---------

Net Increase (Decrease) in Cash                 $    (480)       $    (792)

Cash Balance at Beginning of Period                 1,398            1,072
                                                ---------        ---------

Cash Balance at End of Period                   $     918        $     280
                                                ---------        ---------

NON-CASH TRANSACTIONS

Issuance of Shares for Accounts Payable         $  758,626               -
Issuance of Shares for Promissory Notes            189,879               -


      See accompanying notes to condensed consolidated financial statements

                              OXFORD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto including in the Company's report on Form 10-KSB for the year ended June 30, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. Accordingly, the future operating results and capital needs of the Company will vary substantially from the historical operations and needs of the Company and will conform substantially to the historical operations and needs of Rx and SFCI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Revenues. The Company had no revenue for either the three months ended September 30, 1996 or the corresponding period of the prior year.

     General and Administrative Expenses. General and administrative expenses were $71,630 for the three months ended September 30, 1996, a decrease of $42,520 or 37.2% from the $114,150 for the corresponding period of the prior year. This reduction is principally attributable to a reduction in consulting fees, office expenses and travel. Because of this reduction in expenses the Company's net loss decreased by a corresponding amount.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund its overhead until a suitable acquisition can be found. The Company has historically funded its working capital needs through a combination of equity, debentures and loans from officers and affiliates.

     Net cash provided by operating activities was $(25,480) and $(792) for the three months ended September 30, 1996 and 1995 respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and change in operating assets and liabilities.

     Net cash used in investing activities was $125,000 and $0 for the three months ended September 30, 1996 and 1995 respectively as the Company made an equity investment in a company it has agreed to acquire.

     Net cash provided by financing activities was $150,000 and $0 for the three months ended September 30, 1996 and 1995 respectively. In the three months ended September 30, 1996, the Company issued $150,000 of promissory notes.

     The Company's ability to survive is dependent on its ability to borrow additional funds from its officer, affiliates, or third parties to acquire a profitable operating company through the issuance of stock. Without the success of one of these options, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

     Pursuant to the Company's ongoing efforts to identify an operating business to acquire or merge with, on October 1, 1996, the Company completed its acquisition of Rx Staffing, Inc. ("Rx") and Safety & Fatigue Consultants International, Inc. ("SFCI"). Under the terms of the Agreement(s) the Company received 100% of the issued and outstanding shares of Rx for 4,108,601 shares of authorized but previously unissued common stock, par value $.001, of the Company and 232,930 warrants with an exercise price of $2.00 and 232,930 warrants with an exercise price of $3.00. The warrants are exercisable for a period of two years from the date of the closing. The Company received 100% of the issued and outstanding shares of SFCI common stock in exchange for 23,293,005 shares of authorized but previously unissued common stock, par value $.001, of the Company, and 931,720 warrants with an exercise price of $2.00 and 931,720 warrants with and exercise price of $3.00. The warrants are exercisable for a period of two years from the date of the closing. Subsequent to the closing, these shareholders represent a controlling interest in the Company.

                           PART II - OTHER INFORMATION

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OXFORD CAPITAL CORP.



Date:  May 22, 1997                        By:  /s/ Robert Cheney
                                              ----------------------------------
                                                Robert Cheney, President


                                           By:  /s/ Beth A. Rich
                                              ----------------------------------
                                               Beth A .Rich, Secretary/Treasurer