Form 10QSB
period 1996-12-31
OXFORD CAPITAL CORP /NV
filed 1997-09-10
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from     to     .
                                           -----  -----

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                           87-0421454
- --------------------------------               ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


          4245 North Central Expressway, Suite 300, Dallas, Texas 75205
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (214) 520-0100
                           ---------------------------
                           (Issuer's telephone number)

   --------------------------------------------------------------------------
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

     As of August 1, 1997, 33,064,284 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1996
          and June 30, 1996..............................................    3

          Condensed Consolidated Statements of Operations - For the
          three months and six months ended December 31, 1996
          and 1995.......................................................    4

          Condensed Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1996 and 1995 ...................    5

          Notes to Unaudited Consolidated Financial Statements...........    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    7

SIGNATURES...............................................................    8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                      December 31, 1996      June 30, 1996
                                                      -----------------      -------------
Current Assets:
     Cash                                               $  237,087            $    2,963
     Accounts Receivable                                   174,457               414,962
     Inventories                                           140,610                     -
     Employee Advances & Loans Receivable                    9,255                     -
     Prepaid Expenses                                       19,064                     -
                                                        ----------            ----------
         Total Current Assets                              580,473               417,925
                                                        ----------            ----------
Fixed Assets:
     Furniture, Fixtures & Equipment                       220,860                23,264
     Accumulated Depreciation                              (13,092)               (2,246)
                                                        ----------            ----------
         Total Fixed Assets                                207,768                21,018
                                                        ----------            ----------
Other Assets:
     Goodwill                                              564,248               512,650
     Accumulated Amortization                              (34,177)              (17,088)
     Covenant Not to Compete                               600,000               600,000
     Accumulated Amortization                             (120,000)              (60,000)
     Minority Interest Receivable                           28,657                     -
     Other Assets                                                -                27,000
     Organization Costs, net                                   379                     -
                                                        ----------            ----------
         Total Other Assets                              1,039,107             1,062,562
                                                        ----------            ----------
Total Assets:                                           $1,827,348            $1,501,505
                                                        ==========            ==========
         Liabilities & Shareholders' Equity
Current Liabilities
     Accounts Payable                                   $1,905,065            $1,024,955
     Current Portion of Long-Term Debt                      18,356                18,175
                                                        ----------            ----------
         Total Current Liabilities                       1,923,421             1,043,130
Long-Term Debt                                             646,405               508,520
                                                        ----------            ----------
         Total Liabilities                               2,569,826             1,551,650
                                                        ----------            ----------
Shareholders' Equity
     Common Stock                                           32,914                 1,000
     Additional Paid-In Capital                                  -                99,000
     Retained Earnings                                    (775,392)             (150,145)
                                                        ----------            ----------
         Total Shareholders' Equity                       (742,478)              (50,145)
                                                        ----------            ----------
Total Liabilities & Shareholders' Equity                $1,827,348            $1,501,505
                                                        ==========            ==========


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended          Six Months Ended
                                                   December 31,               December 31,
                                            ------------------------     -----------------------
                                                1996          1995           1996           1995
                                            -----------    ---------     -----------    --------
Revenues:                                   $ 5,263,859    $       0     $10,357,375    $       0
Cost of Goods Sold                            4,904,862            0       9,533,003            0
                                            -----------    ---------     -----------    ---------
    Gross Profit                                358,997            0         824,372            0
                                            -----------                  -----------

Expenses:
    Selling General & Administrative            884,247            0       1,446,980            0
    Interest                                     15,581            0          31,296            0
                                            -----------    ---------     -----------    ---------
    Total Expenses                              899,828            0       1,478,276            0
                                            -----------    ---------     -----------    ---------

Loss Before Taxes & Minority Interest          (540,831)           0        (653,904)           0
Minority Interest                                27,883            0          28,657            0
                                            -----------    ---------     -----------    ---------
Loss Before Taxes                              (512,948)           0        (625,247)           0
Income Taxes                                          -            0               -
                                            -----------    ---------     -----------
Net Loss                                    $  (512,948)   $       0     $  (625,247)   $       0
                                            ===========    =========     ===========    =========
Weighted Average Shares Outstanding          31,988,454            0      18,498,609            0
                                            ===========    =========     ===========    =========
Loss per share                              $       .02    $     .00     $       .03    $     .00
                                            ===========    =========     ===========    =========


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Six Months Ended      Six Months Ended
                                                         December 31, 1996       June 30, 1996
                                                         -----------------     ----------------
Cash Flows From Operating Activities:
     Net Loss                                               $(625,247)                  0
     Depreciation                                              10,846                   0
     Amortization                                              77,089                   0
     Minority Interest                                        (28,657)
     Adjustments to Reconcile Net Loss with Net                                         0
     Cash Provided By Operating Activities
       Decrease in Accounts Receivable                        240,505                   0
       (Increase) in Inventories                             (140,610)                  0
       (Increase) in Advance and Loans Receivable              (9,255)                  0
       (Increase) in Prepaid Expenses                         (19,064)                  0
       Increase in Accounts Payable                           880,110                   0
       Increase in Current Portion of Long-Term Debt              181                   0
                                                            ---------               -----
Net Cash Provided By Operating Activities                     385,898                   0
                                                            ---------               -----
Cash Flows From Investing Activities:
     (Increase) in Property, Plant & Equipment               (197,596)                  0
     Decrease In Other Assets                                  26,621                   0
     Reverse Acquisition of Business                           31,316                   0
                                                            ---------               -----
Net Cash Used In Investing Activities                        (139,659)                  0
                                                            ---------               -----
Cash Flows From Financing Activities:
     Repayment of Promissory Notes                            (12,115)                  0
                                                            ---------               -----
Net Cash Used In Financing Activities                         (12,115)                  0
                                                            ---------               -----
Increase In Cash                                              234,124                   0
Beginning Cash                                                  2,963                   0
                                                            ---------               -----
Ending Cash                                                 $ 237,087                   0
                                                            =========               =====

Reverse Acquisition of Business
     Working Capital, Deficit                               $(109,766)
     Other Assets                                           $ 125,000
     Long-term debt                                         $(150,000)
     Fair Value of Stock Exchanged                          $  51,590
     Common Stock & Paid-in Capital
       Reduction Due to Reverse Acquisition                 $ 110,570
     Common Stock Issued for Acquisition                    $ (27,402)
Cash Paid During Period For:
     Taxes                                                  $       0
     Interest                                               $  31,296


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10- QSB. The June 30, 1996 balance sheet data was derived from audited financial statements included on Form 8-K dated October 4, 1996 but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company continues to incur net operating losses and a deficit in cash flows which could impact its ability to continue as a going concern. It is the intent of the Company to seek additional acquisitions and equity to enable it to continue as a going concern.

3. The acquisition of Rx Staffing, Inc. and Safety and Fatigue Consultants International, Inc. by the Company has been accounted for as a reverse acquisition where for financial statement presentation, these companies have been considered the acquirer of the Company as of October 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operation

     Rx Staffing, Inc. was organized in December, 1995 but did not begin conducting business until January, 1996. Safety and Fatigue Consultants International, Inc. was organized in March, 1996 at which time it began business operation. The Institute of Sleep and Neuroscreen did not begin business until August, 1996. Because the acquisition of these companies has been treated as a reverse acquisition and because more of these companies had operations in the corresponding periods of the prior year a discussion of material changes in their result of operations is meaningless and is therefore excluded.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operations and capital requirements with the private placement of its common stock and internally generated cash flow. As of December 31, 1996, the Company had cash of $237,087 and a deficit in working capital of $1,342,948. At December 31, 1996, the Company had long-term debt of $646,405. This debt is repayable at the rate of $6,700 per month and is without interest.

     The Company's ability to survive as an ongoing business is dependent on its ability to borrow additional funds, sell shares of its stock or acquire a profitable business through the issuance of shares. There is no commitment at present for any of these options. Without the success of one of these options, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OXFORD CAPITAL CORP.


Date: August 29, 1997                         By:  /s/ Robert Cheney
                                                 -------------------------------
                                                 Robert Cheney, Chairman and
                                                 Principal Executive Officer


Date: August 29, 1997                         By:  /s/ Jerry Stovall
                                                 -------------------------------
                                                 Jerry Stovall, Treasurer and
                                                 Principal Financial Officer