Form 10KSB
period 1997-06-30
OXFORD CAPITAL CORP /NV
filed 1997-10-24
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                        87-0421454
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS  Employer Identification No.)
incorporation or organization


          4245 North Central Expressway, Suite 300, Dallas, Texas 75205
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Include Area Code:  (214) 520-0100

Securities Registered Pursuant to Section 13 of the Act:

     Title of Each Class          Name of Each Exchange on Which Registered
     -------------------          -----------------------------------------
           None                                   None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes     No  X
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $18,913,720 for the fiscal year ended June 30, 1997.

     As of October 10, 1997, 11,155,168 shares of Common Stock of the Registrant were outstanding. Based on the closing price of the Common Stock on September 30, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,238,964.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS


                                                                       Page
                                                                      Number
                                                                      ------

PART I

     Item  1.  Description of Business.............................     4

     Item  2.  Description of Properties...........................    15

     Item  3.  Legal Proceedings...................................    16

     Item  4.  Submission of Matters to a Vote of Security Holders.    16

PART II

     Item  5.  Market for Common Equity and Related Stockholder
               Matters.............................................    16

     Item  6.  Management's Discussion and Analysis................    17

     Item  7.  Financial Statements................................    23

     Item  8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................    23

PART III

     Item  9.  Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of
               the Exchange Act....................................    24

     Item 10.  Executive Compensation..............................    25

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management......................................    26

     Item 12.  Certain Relationships and Related Transactions......    27

PART IV

     Item 13.  Exhibits and Reports of Form 8-K....................    28

SIGNATURES.........................................................    29

                                     PART I


     The  statements  contained  in this Annual  Report on Form 10-KSB  ("Annual
Report") which are not historical facts, including, but not limited to, statements found in Item 1. "Business" and in Item 7. "Management's Discussion and Analysis," are forward-looking statements that involve a number of risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

     Oxford Capital Corp., formerly Oxford Investment, Inc. (the "Company"), was incorporated on May 2, 1985 under the laws of the State of Nevada and was originally a "blind pool" company. In November, 1985, the Company completed an initial public offering of 2,500,000 units at a price of $.20 per unit. Each unit consisted of two shares of common stock and one warrant which authorized the holder to purchase one share of common stock at a price of $.20.

     From 1993 through September of 1996, the Company was engaged in efforts to identify and acquire or merge with an operating business. In October 1996, the Company acquired Rx Staffing Inc. ("Rx") and Safety & Fatigue Consultants International, Inc. ("SFCI") for an aggregate of 27,401,606 shares of the Company's common stock and 2,329,300 warrants. Subsequently, in October of 1997, the former shareholders of Rx and SFCI agreed to adjust the acquisition price of Rx and SFCI by surrendering for cancellation 21,909,116 of the shares issued in connection with the acquisitions.

     Rx was incorporated in December 1995 and, in January of 1996, acquired the employee leasing operations and other assets of Creative Employment Concepts, Inc. ("CECI"). Pursuant to the terms of Rx's acquisitions of CECI, Rx agreed to pay to CECI $6,700 per month until $1,068,000 is paid and, additionally, paid to a stockholder from cash flow $600,000 pursuant to a covenant not to compete. Rx is a leading professional employer organization ("PEO") providing small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources.

     SFCI  was   organized  in  March  of  1996  and  is  engaged  in  providing consultation services and training materials relating to safety and fatigue of truck drivers.

     Since the acquisition of Rx and SFCI, the Company's operations here consisted principally of the employee leasing operations of Rx. The Company's integrated employment-related services consists of human resource administration employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to "workaday" employees. The Company believes its services assist business owners in: (i) managing escalating costs associated with workers' compensation, health insurance coverage, workplace safety programs, and employee-related litigation, (ii) providing employers with administrative assistance, and (iii) reducing the time and effort required by business owners and executives to deal with the increasingly complex legal and regulatory environment affecting employment. As of June 30, 1997, the Company provided professional employer services to approximately 59 client organizations with nearly 1,000 employees, primarily in Texas.

     In addition to its acquisition of Rx and SFCI, the Company has entered into agreements to acquire, and subsequent to June 30, 1997 has acquired, employee leasing operations of other entities, including (1) the acquisition on July 31, 1997 of the assets of Insource America, Inc. ("Insource") for $6,187,500; (2) the acquisition in September of 1997 of the stock of PRC Enterprises, Inc. ("PRC") for $4,500,000; (3) the acquisition in October of 1997 of Crest
Outsourcing, Inc. ("Crest") for 100,000 shares of Series A $10 Convertible Preferred Stock, 250,000 warrants and a promissory note in the amount of $250,000; and (4) an agreement to acquire Webster Leasing, Inc. ("Webster") for 772,392 shares of common stock.

Industry Background

     According to the U.S. Small Business Administration, there were approximately 5.1 million businesses in the United States with fewer than 500 employees in 1992. Collectively, these businesses employed an estimated 49 million persons and represented approximately $1.1 trillion in aggregate annual payroll, implying a potential market for PEO services of $1.3 trillion (assuming an average mark-up of approximately 20%). The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small to medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants, and temporary services firms are available to assist businesses with specific tasks, these organizations do not typically provide a comprehensive range of services relating to the employer/employee relationship. PEOs address this market void.

     The PEO industry has experienced significant growth in recent years. Industry sources estimate that gross revenues in the PEO industry grew from $5 billion in 1991 to $13.8 billion in 1995, representing a compounded annual growth rate of approximately 29%. The Company believes that the increasing willingness of businesses to outsource non-core activities and functions, the low market penetration of the PEO industry, and the growth in the number of small businesses in the United States has contributed to the growing demand for PEO services. The PEO industry is highly fragmented, with approximately 1,100 PEOs operating in 1995. The Company believes that increasing industry regulatory complexity and the increasing capital requirements associated with developing larger service delivery infrastructures and management information systems should lead to significant consolidation opportunities in the PEO industry.

         The Company intends to strengthen its position as an industry leader by: (i) providing employers with comprehensive outsourcing solutions to their human resource needs, (ii) targeting medium-sized businesses with 20 to 500 employees, (iii) aggressively managing health care and workers' compensation costs through the development of vertically integrated managed care systems,

(iv) developing proprietary information systems to provide a competitive advantage in managing costs and delivering a full range of high quality services, (v) increasing penetration of existing markets by hiring additional sales personnel and increasing sales productivity, and (vi) acquiring established, quality PEOs in selected markets.

     According to estimates by the U.S. Small Business Administration, the management of an average small to medium-sized business devotes from 7% to 25% of its time to employee-related matters, leaving management with less time to focus on its core business. A National Federation of Independent Businesses survey of small businesses in 1996 showed that six of the top 13 major problem areas for small businesses are issues that can be addressed by PEOs. These include (with their rank of importance) cost of health insurance (1), worker's compensation costs (3), federal paperwork (7), frequent changes in federal tax laws (9), finding qualified employees (11), and state/local paperwork (13).

     An industry analyst's study indicated that 40% of the clients that outsourced services with a PEO were able to upgrade their employee benefits offerings and one-fourth of those clients were able to offer health care and other benefits for the first time.

Principal Services

     The Company provides professional employer services through four core activities: (i) human resource administration, (ii) employer regulatory compliance management, (iii) workers' compensation cost containment and safety management, and (iv) employee benefits administration. By engaging the Company to provide these services, clients are able to concentrate their resources on their core businesses. In addition, the Company leverages its managed care expertise by offering certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance carriers, HMOs, managed care providers and large self-insured employers.

     Human Resource Administration. The Company's human resource services reduce the employment-related administrative burdens faced by its clients and provide work-site employees with a wide array of benefits typically offered by large employers. As a co-employer, the Company is responsible for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and monitoring and responding to changing regulatory requirements. The Company develops and administers customized personnel policies and procedures for each of its clients, relating to, among other things, recruiting, performance appraisals, discipline and terminations. The Company also provides recruiting, orientation, training, counseling, substance abuse awareness and out placement services for work-site employees.

     Employer Regulatory Compliance Management. Under its standard contract, the Company assumes responsibility for complying with the many employment-related regulatory requirements. In addition, the Company assists its clients in understanding and complying with many employment-related requirements for which the Company does not assume responsibility. Laws and regulations applicable to employers include state and federal tax laws, immigration laws, discrimination, sexual harassment and other civil rights laws. When a claim arises, the Company provides assistance through either its in-house legal department or outside legal counsel. To respond to such claims in a cost-effective manner, the Company has entered into a capitalized fee arrangement with a national law firm specializing in employment and labor issues.

     Workers' Compensation Cost Containment and Safety Management. Workers' compensation is a state mandated, comprehensive insurance program which requires employers to fund medical expenses, lost wages and other costs resulting form work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. See "Industry Regulation". The Company seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, early intervention in each employee injury, intensive management of the medical costs related to such injuries and the prompt return of employees to the workplace. The Company seeks to prevent workplace injuries by implementing a wide variety of training, safety and mandatory drug-free workplace programs (including pre-employment, random and post-accident drug testing). Specific components of the Company's proprietary managed care system include the prompt identification and reporting of injuries, the use of Company designated health care providers, utilization and fee review, telephone claims and case management, auditing of bills and other techniques designed to reduce medical costs. The Company's efforts to quickly return employees to the workplace involve both rehabilitation services and placement of employees in transitional, modified duty position until they are able to resume their former positions.

     Employee Benefits and Related Administration. The Company currently offers an employee benefits package which includes several health care options, such as preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and exclusive provider organizations ("EPOs"). Supplemental benefit programs offer dental care, vision care, prescription drugs, and employee assistance plan, mental health benefits and several life and disability insurance options.

Specialty Managed Care Services

     The growth in the Company's core PEO business has provided the Company with significant expertise and experience in managing a wide range of employee health care and disability costs. To further capitalize on that expertise, the Company offers a variety of specialty managed care services (such as employee assistance programs, behavioral health managed care, comprehensive workers' compensation managed care services, risk management and loss containment services) on a stand alone basis to health and workers' compensation insurance carriers, HMOs, managed care providers and large self insured employers. The Company believes that the continued expansion of its specialty managed care division will (i) enhance its leverage in negotiating provider arrangements and create greater economies of scale, (ii) increase profit margins by using existing service delivery infrastructures to generate additional revenue, and (iii) benefit the Company's PEO operations by making the Company's specialty managed care services more cost effective, innovative and competitive. The Company believes that the continued evolution of its specialty managed care services could require structural and organizational modifications to the Company's traditional relationships with other participants in the health care industry.

PEO Services Agreement

     The Company's standard PEO services agreement provides for an initial one year term, subject to termination by the Company or the client at any time during the first year upon 30 days prior written notice, and thereafter annually. Revenues from professional employer services are based on a pricing model that takes into account the gross pay of each employee and a mark up which includes the estimated costs of federal and state employment taxes, workers' compensation, employee benefits and human resource administrative services, as well as a provision for profit. The specific mark up varies by client based on the workers' compensation classification of the work site employees and their eligibility for health care benefits. Accordingly, the Company's average mark up percentage will fluctuate based on client mix, which cannot be predicted with any degree of certainty.

Customers

     At June 30, 1997, the Company served approximately 59 PEO client companies and had 1,000 active work site employees resulting in an average of 22 work site employees per PEO client. Anchor Food Systems, Inc. (27%) is the only clients accounting for 10% or more of the Company's revenues during fiscal 1997.

     The Company has benefitted from a high level of client retention, resulting in a significant recurring revenue stream. The client attrition experienced by the Company is attributable to a variety of factors, including (i) client non-renewal due to price or service dissatisfaction, (ii) client business failure or downsizing, (iii) termination by The Company resulting from the client's inability to make timely payments, and (iv) sale or acquisition of the client.

Sales and Marketing

     The Company markets its services through a direct sales force of five (5) sales persons. The Company's sales force averages approximately eight years of experience in fields related to one or more of the Company's core services. The background of the Company's sales executives includes experience in industries such as payroll services, health insurance, temporary services and workers' compensation insurance. The Company's sales materials emphasize its broad range of high quality services and the resulting benefits to clients and work site employees. The Company's sales and marketing strategy is to hire additional sales executives in its existing markets and to increase sales productivity.

     The Company generates sales leads from two primary sources: direct sales efforts and referrals. The Company's sales personnel gather information about the prospective client and its employees, including job classification, workers' compensation claims history, health insurance claims history, salary and the desired level of employee benefits. These various factors are reviewed in the context of the Company's pricing model and client selection guidelines and a proposal is prepared or the Company declines the opportunity. This prospective client screening process plays a vital role in controlling the Company's costs and limiting exposure to liability. Once a prospective client accepts the Company's proposal, the client is quickly incorporated into the Company's system. A Company human resources manager immediately assumes responsibility for administering the client's personnel and benefits, coordinating the Company's response for the client's needs including administrative support and responding to questions or problems encountered by the client.

Information Technology

     The Company's integrated state-of-the-art information systems provide a competitive advantage in managing costs and delivering comprehensive high quality services. The Company's proprietary systems allow real time reporting of work site accidents and injuries, enabling the Company to promptly implement its managed care techniques and thereby better control workers' compensation and other health care costs.

     In addition, the Company has developed a proprietary software product installed on PEO clients' computers which enables the clients to directly enter payroll and other human resource management data, via modem dial-in, and provides clients with other local reporting capabilities.

Competition

     The Company's competitors include (i) traditional in house human resource departments, (ii) other PEOs and (iii) providers of unbundled employment related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers. Many of these companies have greater financial and other resources than the Company, while others are seeking to enter the professional employer services market.

     Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The Company believes that name recognition, regulatory expertise, financial resources, risk management and data processing capabilities distinguish leading PEOs from the rest of the industry.

     The Company believes that barriers to entry into the PEO industry are increasing, including the following: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three to five years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance and unemployment; and (iii) the need for sophisticated management information systems to track all aspects of business in a high growth environment.

Industry Regulation

     Overview. The Company's professional employer and specialty managed care operations are subject to extensive state and federal regulations that include operating, fiscal, licensing and certification requirements. Adding complexity to the Company's regulatory environment are (i) uncertainties resulting from the non-traditional employment relationships created by PEOs; (ii) variations in state regulatory schemes, and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

     Many of the federal and state laws and regulations relating to labor, tax and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and accordingly, do not specifically address the obligations and responsibilities of PEOs. Both PEOs and specialty managed care services are regulated primarily at the state level.
Regulatory requirements regarding the Company's business therefore will vary from state to state. As the Company enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that the Company will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which it is not currently operating.

     The application of certain rules and regulations to the Company's PEO services will depend on whether the Company is considered an employer. The common law test of the employment relationship is generally used to determine employer status for benefit plan purposes under the Employee Retirement Income

Security Act of 1974, as amended ("ERISA"), the workers laws of many states and various state unemployment laws. This common law test involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. Other factors include (i) the right to fire and hire workers, (ii) whether the workers are involved in distinct occupations or businesses, (iii) whether the kind of occupation involved is generally performed by employees or by specialists who are independent contractors, (iv) whether the purported employer provides the instrumentalities, tools and place of work, (v) the method of payment, (vi) the length of time of the arrangement, (vii) the level of skill and/or training required, (viii) whether the work is part of the regular business of the purported employer, (ix) whether the principal is in business, and (x) whether the parties believe that they are establishing a master-servant relationship. By contrast, certain statutes such as those relating to PEO licensing and federal income tax withholding use differing or more expansive definitions of employer. In addition, from time to time there have been proposals to enact a statutory definition of employer.

     Regulation in the health care and workers' compensation fields continues to evolve. Sweeping reforms have been the subject of debate at both the federal and state government levels. New legislation or new interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on the Company which it may not be able to satisfy or which could have a material adverse effect on the Company's financial condition and results of operations. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require the Company to modify its existing operations materially in order to comply with applicable regulations. Health care reform at the state and federal level seeks solutions to contain health care costs. These costs comprise a significant portion of the Company's direct costs, and if the Company is not able to reflect promptly such increased costs in its service fees, the legislation could have a material adverse impact on the Company's future operations.

     While the Company cannot predict with certainty the development of federal and state regulations, management will continue to pursue a proactive strategy of educating administrative authorities as to the advantages of PEOs and assisting in the development of regulation which appropriately accommodates their legitimate business function.

     PEO Licensing Requirements. A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance of PEOs by state authorities. As the concept of PEO services became understood by regulatory authorities, the regulatory environment began to shift from one of hostility and skepticism to one of regulatory recognition. During the mid to late 1980's, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and, in some cases, unscrupulous operators. Given this environment, the Company and other industry leaders, in conjunction with the National Association of Professional Employer Organizations, worked with relevant government entities to establish a regulatory framework designed to protect clients and employees and discourage unscrupulous and financially unsound operators, thereby promoting the legitimacy and further development of the industry.

         While many states do not explicitly regulate PEOs, approximately one-third of the states, including Texas, have passed laws that have licensing or registration requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. However, because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company has actively supported such regulatory efforts.

     In Texas, the Company's PEO operations are licensed under the Texas Employee Leasing Licensing Act of 1993 (the "Texas Licensing Act"). The Texas Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Texas Licensing Act also requires licensed PEOs to submit annual financial statements and maintain a tangible accounting net worth and positive working capital. The Texas Licensing Act also required PEOs to, among other things; (i) reserve the right of direction and control over the leased employees, (ii) enter into a written agreement with the client company, (iii) pay wages to the leased employees, (iv) pay and collect payroll taxes, (v) maintain authority to hire, terminate, discipline and reassign employees, (vi) reserve a right to direct and control the management of safety, risk and hazard control at the work site,
(vii) promulgate and administer employment and safety policies, and (viii) manage workers' compensation claims.

     Federal and State Employment Taxes. The Company assumes the sole responsibility and liability for payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including work site employees. There are essentially three types of federal employment tax obligations; (i) income tax withholding requirements, (ii) social security obligations under FICA, and (iii) unemployment obligations under FUTA. Under these provisions, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

     To date, the Internal Revenue Service ("IRS") has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed a Market Segment Study Group for the stated purpose of examining whether PEOs, such as the Company, are the employers of the work site employees under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Study Group is to determine whether owners of client companies can by employees of PEOs under the federal employment tax laws.

     The interpretive uncertainties raised by the Market Segment Study Group may impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable therefor. The Company's management believes that the economic strength and reputation of the Company has prevented this potential liability form discouraging prospective clients.

     Workers' Compensation. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state run insurance funds or employer self insurance. Workers' compensation benefits and arrangements vary on a state by state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures which the Company may employ in its workers' compensation managed care programs. For example, workers' compensation laws prohibit medical co-payment and deductible payment by employees. In addition, certain states restrict employers' rights to select health care providers and establish maximum fee levels for treatment of injured workers.

     Provider reimbursement methods also vary from state to state. A majority of states, including Texas, have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. In states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided.

     The Company's ability to use comprehensive workers' compensation managed care techniques in its PEO operations depends on its ability to contract with or create networks of health care providers. The Company requires that injured workers use the Company's network of providers. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

     Other Employer Related Requirements. As an employer, the Company is subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act, The Family Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

     Responsibility for complying with various state and federal laws and regulations is allocated by agreement between the Company and its clients, or in some cases is the joint responsibility of both. Because the Company acts as a co-employer with the client company, it is possible that the Company could incur liability for violations of laws even though the Company is not contractually or otherwise responsible for the conduct giving rise to such liability. The Company's standard client agreement generally provides that the client will indemnify the Company for liability incurred as a result of an act of negligence of a work site employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that the Company will be able to enforce such indemnification and the Company may therefore be ultimately responsible for satisfying the liability in question.

Business Strategy

     The Company intends to strengthen its position as an industry leader by pursuing the following business strategies:

     -- Provide Employers with Comprehensive Outsourcing Solutions to Human Resource Needs. By offering a broad and increasing range of high quality services, the Company believes it is attractive to employers who are seeking a single source solution to their human resource needs. Once a relationship is established, the Company's direct distribution channels afford access to both the client and the "workaday" employee. Through these distribution channels, the Company can add new services and products which provide additional revenue sources and improve margins. These comprehensive services foster long term relationships which promote a high level of client loyalty and retention, raise competitive barriers and generate a recurring revenue stream.

     -- Target Medium-Sized Clients. The Company targets and tailors its services to meet the needs of medium-sized businesses (with 20 to 500 employees). As of June 30, 1997, the Company's PEO clients had an average of approximately 22 "workaday" employees, compared to an estimated 1994 industry wide average of 13 "workaday" employees. The Company believes that medium-sized businesses are more likely than small businesses to (i) desire the wide range of employee benefits offered by the Company, (ii) recognize the costs of human resource administration, (iii) have greater employment related regulatory burdens, and (iv) be financially stable. In addition, the Company believes that targeting medium-sized clients results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk.

     -- Develop Proprietary Information Systems. The Company continues to develop its proprietary information systems which enable the Company to integrate all aspects of the administration of human resources, workers' compensation and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high quality services. Benefits of the Company's user friendly systems include real time case management, provider credentialing, managing insurance claims and the ability to track outcome data and facilitate provider bench marking.

     -- Increase Penetration of Existing Markets. The Company intends to increase its client base in its existing markets by hiring additional sales personnel and increasing sales productivity. Emphasis on increasing penetration in existing regions will allow the Company to enhance its current economies of scale, principally through its managed care activities, thereby increasing cost effectiveness and profit margins.

     -- Expand Through Acquisitions. The PEO industry is highly fragmented, with approximately 1,100 PEOs operating in the United States, resulting in opportunities for consolidation. The Company believes that this industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to expand in current markets and to enter selected new markets by acquiring established quality PEOs to provide a platform for future regional consolidation. The
Company has identified certain fundamental attributes which characterize attractive potential new markets such as; (i) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions, (v) high workers' compensation rates and health care costs, and (vi) a high concentration of small to medium-sized businesses.

     At or subsequent to June 30, 1997, the Company had entered into agreements to acquire, or had acquired, the stock or operations and assets of the following
PEOs:

     (i) On July 31, 1997, the Company acquired substantially all of the assets and operations of Insource America, Inc. ("Insource") and United Staffing of Utah, Inc. ("USU") in exchange for a promissory note in the amount of $6,187,500 which is due July 31, 1998 with an installment of $618,750 due January 5, 1998. Insource and USU provide PEO services to clients in Portland, Oregon, Salt Lake City, Utah and Missoula, Montana.

     (ii) In September of 1997, the Company acquired the stock of PRC Enterprises, Inc. ("PRC") in exchange for a convertible note in the amount of $4,500,000 bearing interest at 8% per annum with annual principal installments due in an amount equal to the greater of 30% of the gross profit of PRC or $450,000, and the balance being due in September of 2000. PRC provides PEO services for approximately 1,950 employees in Houston, Texas.

     (iii) In October of 1997, the Company acquired the stock of Crest Outsourcing, Inc. ("Crest") in exchange for 100,000 shares of $10 convertible preferred stock, 250,000 warrants and a promissory note in the amount of $250,000 payable, with interest at 6% per annum, over 58 months. Crest provides PEO services in New Mexico, Arizona, Colorado and California.

     (iv) The Company has entered into an agreement to acquire the stock of Webster Leasing, Inc. ("Webster") in exchange for 772,392 shares of common stock. Webster provides PEO services in Central Texas.

Safety and Fatigue Consulting

     SFCI is a development stage company which has developed a comprehensive training and consulting program for the transportation industry emphasizing safety, operations and fatigue training for both management and over the road staff. SFCI emphasizes fatigue training and sleep disorder testing for client companies and their staff and has the support of major associations and insurance companies involved in the trucking industry. SFCI has developed a pragmatic training and wellness program which the industry can use to reduce the risk inherent in the trucking and transportation industry. Response to the preliminary marketing and awareness program provided industry leaders and regulators has been favorable.

     Currently there is virtually no competition. No other entity has a comprehensive program available and it is not unreasonable to assume that there will not be any product other than SFCI's available for at least one year due to practical logistical issues surrounding the human resource and operational necessities of potential transportation and industrial clients. The SFCI program was designed with these concerns as paramount so the program can be implemented without undue cost and disruption to ongoing operations. A second reason for the lack of competition stems from the industry's reluctance to spend R&D funds to find the "critical path" technology which SFCI has already incurred, analyzed, adjusted and enhanced. SFCI's development team's experience in the complex implementation of such a program has proven much more difficult and challenging than the expense which goes with that development process.

     SFCI employs a four tier marketing system. Tier ONE is the base training program consisting of instructor manuals and guides, driver training workbooks, tests and polls, driver handbooks and guides, a teaching video, certification documentation and sleep disorder analysis reports for management. This is meant to be a shelf product for the widest possible distribution and not restricted by the size of a potential client company, thus allowing for maximum market and industry penetration. Tier ONE is, by design, meant to satisfy the industry associations and regulators who have been seeking immediate solutions to this very high profile problem.

     Tier TWO involves the training by SFCI's staff or our contracted training associates of both instructors and drivers of interested clients for a fee. Pre scheduled training classes allow companies, both large and small, to have their staffs trained to teach the course or to send their drivers to one of the training sessions SFCI conducts. Thus, SFCI can maximize market penetration even if the client company is too small to have human resource or safety departments of their own.

     Tier THREE is a full consultation analysis of a given client company where SFCI personnel go into a client company (in most cases larger size companies) for a daily fee and performs a complete audit of their operations and safety program to recommend changes and adjustments which might be necessary to achieve risk reduction.

     Tier FOUR includes sleep disorder testing, analysis and treatment. Tier FOUR services are provided through mobile testing units which have been designed to allow a driver or worker to be identified as having a sleeping disorder, test that person in a medically sanctioned setting, treat that person for the disorder and have them back to work in most cases in as little as seventy-two hours.

     Regulatory issues are currently being driven by the Department of Transportation's need to address the urgency of accidents caused by fatigue. Soon such training is expected to be mandatory to retain a Commercial Driver's License ("CDL"). Management expects the SFCI program to serve as a model for new regulations expected to be enacted in the near future.

Employees

     The Company at June 30, 1997 had approximately thirteen corporate office, marketing and administrative employees (excluding client employees). The Company believes that its relations with its employees are good. None of the Company's corporate office, marketing or administrative employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's corporate offices are located in 14,586 square feet of leased office space at 4245 North Central Expressway in Dallas, Texas.

     In connection with the acquisition of various PEO operations subsequent to June 30, 1997, the Company also leases sales and support officers in Albuquerque, New Mexico, Portland, Oregon, Salt Lake City, Utah, Houston, Texas and Waco, Texas.

     The Company believes that its facilities are adequate to support the Company's operations for the foreseeable future. The Company expects to lease additional facilities in existing and new markets as needed to support future growth and acquisitions.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is for traded on the NASDAQ Electronic Bulletin Board under the symbol "OXFO". The following table sets forth the high and low bid price per share for the Company's Common Stock for each quarterly period within the two most recent fiscal years.


                            1996                    1997
                    -------------------     ------------------
                      High        Low         High       Low
                    ---------  --------     --------   -------
First Quarter         1/8         1/8         9/16       1/2
Second Quarter        1/8         1/8         9/16       1/2
Third Quarter         1/8         1/8         3/8        3/8
Fourth Quarter        1/2         3/8         3/16       3/16

     The  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     As of September 30, 1997, there were approximately 250 holders of record of the Common Stock of the Company.

     At September 30, 1997, the bid price of the Common Stock was $0.1875.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     During fiscal 1997, the Company issued unregistered securities in the following transactions:

     (1) The acquisition of 100% of the stock of SFCI from the two shareholders of SFCI in exchange for 23,293,005 shares of Common Stock and 1,863,440 warrants.

     (2) The acquisition of 100% of the stock of Rx from the two shareholders of Rx in exchange for 4,108,601 shares of Common Stock and 465,860 warrants.

     (3) The conversion of loans payable to three investors, including accrued interest, totaling $189,879 in exchange for 357,286 shares of Common Stock and 75,000 warrants.

     (4) The conversion of accounts payable to three persons totaling $757,752 in exchange for warrants to acquire 1,426,490 shares of Common Stock.

     (5) The issuance of 150,000 shares of Common Stock and 150,000 warrants as consideration for making a short term loan to the Company.

     No discounts or commissions of any nature were paid in connection with the issuance of the above securities. The securities were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 based on the limited number of investors and representations that such investors were acquiring for investment. The securities bear legends restricting the resale thereof.

     The warrants issued, as described above, are exercisable on the following terms: (i) 1,164,650 warrants are exercisable at $2 per share until August 31, 1999, (ii) 1,164,650 warrants are exercisable at $3 per share until August 31, 1999, (iii) 1,501,490 warrants are exercisable at $0.5312 per share until August 31, 1998, and (iv) 150,000 warrants are exercisable at $1.50 per share until September 24, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The  statements  contained  in this Annual  Report on Form 10-KSB  ("Annual
Report") which are not historical facts, including, but not limited to, statements found in Item 1. "Business" and in Item 7. "Management's Discussion and Analysis," are forward-looking statements that involve a number of risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results of differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

Overview

     The Company provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's integrated employment related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The
Company establishes a co- employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to work site employees. In addition, the Company offers certain specialty managed care services on a stand alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self insured employers.

Financial Presentation

     The Company conducted no operating business form 1993 through September of 1996. In October of 1996, the Company acquired Rx and SFCI in transactions accounted for as a reverse acquisition. As a result of such transactions, the financial results for all periods presented reflect the operations and results of Rx and SFCI for all such periods as if the transactions had occurred at the beginning of such periods. Effective June 30, 1996, the Company changed its fiscal year from a calendar year to a fiscal year ended June 30. As a result of the change in fiscal year, operating results are presented for the twelve months ended June 30, 1997 and for the six months ended June 30, 1996. Inasmuch as Rx and SFCI were each formed during the six months ended June 30, 1996, no results were reportable by Rx and SFCI prior to the six months ended June 30, 1996.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the foregoing and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

     The  Company's  revenues  include all  amounts  billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of work site employees. The Company is obligated to pay the gross salaries and wages, related employment taxes as well as health care and workers' compensation costs of its work site employees whether or not the Company's clients pay the Company on a timely basis, or at all. The Company believes that including such amounts as revenues appropriately reflects the responsibility which the Company bears for such amounts and is consistent with industry practice. In addition, the Company's revenues are subject to fluctuations as the result of (i) changes in the volume of work site employees serviced by the Company, (ii) changes in the wage base and employment tax rates of work site employees, and (iii) changes in the mark up charge by the Company for its services.

     The Company's primary direct costs are (i) salaries, wages, the employer's portion of social security, Medicare premiums and federal unemployment taxes,
(ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in items (ii) and
(iii).

     The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self insured plans and guaranteed cost programs. Under minimum premium arrangements and partially self insured plans, liabilities for health care claims are recorded based on the Company's health care loss history.

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. The Company is insured under a large deductible insurance plan. Workers' compensation costs for 1997 also include reserves for claims which have been incurred but not reported and for anticipated loss development.

     The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operation expenses. Sales and marketing expenses include compensation of sales executives and the marketing staff, as well as marketing and advertising expenses.

Results of Operations

         The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                 Twelve Months         Six Months
                                     Ended                Ended
                                 June 30, 1997        June 30, 1996
                                 --------------       -------------
Revenues                              100.0%              100.0 %
Direct cost                            93.9                94.5
                                 --------------       -------------
Gross profit                            6.1                 5.5
                                 --------------       -------------
Operating expenses:
  General and administrative           17.6                 6.8
  Sales and marketing                   2.5                 1.1
  Asset impairment                      4.7                 0.0
     Total operating expenses          24.8                 7.9
                                 --------------       -------------
Operating income (loss)               (18.7)               (2.4)
Other income (loss)                    (0.4)                0.0
                                 --------------       -------------
Income (loss) before taxes             (19.1)              (2.4)
Provision for income taxes               0.0                0.0
                                 --------------       -------------
Net income (loss)                      (19.1)              (2.4)
                                 ==============       =============

     Gross Revenues. Gross revenues from salaries, wages, workers' compensation, health care and employment taxes of work site employees were $18,913,720 for the twelve months ended June 30, 1997 compared to $10,217,417 for the six months ended June 30, 1996, an increase of 85.1%. The increase is gross revenues was attributable to a full year of operations in fiscal 1997 as compared to only six months of operations for the period ended June 30, 1996. The increase in revenues attributable to the longer reporting period in fiscal 1997 was partially offset by the loss of a client with fifty (50) employees in January 1997. The average number of worksite employees paid per month during fiscal 1997 was 975 as compared to 950 during the six months ended June 30, 1996 while monthly revenue per worksite employee was $1,616 during fiscal 1997 as compared to $1,792 during the six months ended June 30, 1996.

     Gross Profit. Gross profit was $1,162,335 for the twelve months ended June 30, 1997 compared to $559,263 for the six months ended June 30, 1995, an increase of 107.8%. Gross profit was 6.14% of revenues for the twelve months ended June 30, 1997 compared to 5.47% for the six months ended June 30, 1996.

     The increase in gross profits was primarily attributable to operating for 12 months in fiscal 1997 and a moderate increase in fees to clients. Monthly gross mark-up per worksite employee totaled $99 during fiscal 1997 as compared to $98 during the six months ended June 30, 1996.

     General and Administrative Expense. General and administrative expenses ("G & A") were $3,328,921 for the twelve months ended June 30, 1997 compared to $696,786 for the six months ended June 30, 1996, a 377.7% increase. As a percentage of sales, G & A increased from 6.8% to 17.6%. The increase in G & A in absolute terms and as a percentage of sales was attributable to the funding of SFCI.

     Sales and Marketing Expense. Sales and marketing costs were $490,629 for the twelve months ended June 30, 1997 compared to $117,560 for the six months ended June 30, 1996, an increase of 317.3%. As a percentage of sales, sales and marketing expense increased from 1.1% to 2.5%. The increase in sales and marketing expense was attributable to the marketing of SFCI products.

     Other Income (Expense). The Company recorded an impairment loss of $881,385 during the fiscal year ended June 30, 1997. The impairment loss represents the difference in the unamortized cost of goodwill and covenant not to compete associated with the acquisition of Rx and the estimated fair market value of Rx. Management determined the fair market value of Rx based on the discounted present value of expected net cash flow from the operation. The Company reported other income totaling $175 during fiscal 1997 as compared to other income of $34,970 during the six months ended June 30, 1996 attributable to the settlement of a lawsuit. Interest expense for fiscal 1997 totaled $83,313 as compared to $40,812 for the six months ended June 30, 1996. The increase in interest expense was attributable to the acquisition of CECI by Rx.

     Net Loss. Net loss was $3,621,738 for the twelve months ended June 30, 1997 compared to $260,925 for the six months ended June 30, 1996. Loss per share were $0.11 for the twelve months ended June 30, 1997 compared to $0.01 for the six month period ended June 30, 1996.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $437,410 and a deficit in working capital of $3,688,911 at June 30, 1997 compared to a cash balance of $4,361 and a deficit in working capital of $1,609,847 at June 30, 1996. The increase in the Company's working capital deficit was attributable to the loss incurred during fiscal 1997 and includes $4,037,601 of payroll taxes payable in July of 1997.

     The Company's cash flows from operating activities increased to $1,120,755 in fiscal 1997 as compared to $28,133 for the six months ended June 30, 1996. The increase in operating cash flows during fiscal 1997 reflects the loss for the period which was offset by approximately $1,063,000 of non-cash expenses attributable to depreciation, amortization and impairment of assets, by increases in payroll taxes payable of approximately $3,868,000 and by changes in other operating assets.

     Cash used in investing activities totaled $414,647 in fiscal 1997 as compared to $501,576 for the six months ended June 30, 1996. Approximately $500,000 of the cash used in investing activities in fiscal 1996 and $100,000 of the used in investing in fiscal 1997 related to payments pursuant to a non-compete agreement entered into in connection with the acquisition of Rx. The balance of the funds used in investing activities in fiscal 1997 related to purchases of furniture and equipment and costs and expenditures incurred in connection with acquisitions which were pending at June 30, 1997. In addition to its cash investing activities during fiscal 1997, the Company converted $169,789 of debentures, including accrued interest, into 357,286 shares of common stock and

75,000 warrants and converted $757,752 of accounts payable, including $685,630 payable to a company controlled by the Company's chairman, into 1,426,490 warrants.

     Cash flows from financing activities totaled $476,643 for the six months ended June 30, 1996 as compared to cash used in financing activities of $273,059 in fiscal 1997. Cash flows from financing activities during the six months ended June 30, 1996 consisted of $100,000 of contributed capital arising from the Rx acquisition and approximately $383,000 arising from increases in the Company's bank overdraft. The use of cash in financing activities during fiscal 1997 reflects the receipt of a loan in the amount of $150,000 offset by payments of various long-term obligations ($200,000) and reduction of the bank overdraft balance ($224,000).

     At June 30, 1997, the Company's principal obligations, other than those relating to meeting its ongoing working capital needs, consisted of a non-interest bearing note payable in connection with the Company's acquisition of Rx. The note is unsecured and provides for monthly payments of $6,700 until $1,068,000 has been paid. The note was originally recorded at a discounted value of $533,650, reflecting a 12% discount rate. The discounted balance of the note payable at June 30, 1997 was $419,508.

     At June 30, 1997, the Company was also obligated under a lease covering its principal offices expiring December 31, 2001 and two leases for office equipment expiring December 31, 1999 and 2000. The Company's lease obligations at June 30, 1997 provided for minimum annual payments of $193,836 for the year ending June 30, 1998 escalating to $222,180 for the year ending June 30, 2001.

     In addition to its outstanding obligations at June 30, 1997, the Company has incurred substantial obligations in connection with acquisitions of PEOs subsequent to June 30, 1997. Those obligations include (i) $6,187,500 payable on before July 31, 1998, with a principal payment of $618,750 being due January 5, 1998, in connection with the acquisition of Insource; (ii) $250,000 payable with interest at 6% in 58 equal monthly installments in connection with the acquisition of Crest; and (iii) $4,500,000 payable in September of 2000 with interest at 8%, subject to mandatory annual prepayments of principal and interest in an amount equal to the greater of 30% of the gross profits of PRC or $450,000 and also subject to the rights of the holder to convert such note into common stock of the Company, in connection with the acquisition of PRC. Additionally, the Company has guaranteed approximately $360,000 of obligations in connection with the proposed Webster acquisition and guaranteed a note payable of Crest in the amount of $885,000. In connection with its completed and pending acquisitions, it can be expected that the Company and/or its newly acquired subsidiaries will be obligated under various leases and other financing arrangements accompanying the acquired operations.

     The Company incurred substantial operating losses during fiscal 1997 and the six months ended June 30, 1996. As a result of those losses and the deficit in the Company's working capital, the Company's auditors have qualified their opinion regarding the Company's financial statements to reflect doubt as to the Company's ability to continue as a going concern. In order to address those issues and to meet the obligations incurred by the Company in connection with acquisitions undertaken after June 30, 1997, management is working to reduce expenses, negotiate favorable terms with creditors and to raise additional capital. Additionally, each of the PEO operations acquired since June 30, 1997 is expected to produce positive operating cash flow which management expects will be available to partially meet the Company's capital requirements. In order to meet its working capital needs and to satisfy obligations coming due on or before July 31, 1998, management estimates that the Company will require approximately $5,700,000 of additional third party financing during fiscal 1998. While various notes issued by the Company may be converted at the holder's option into common stock and various warrants are outstanding, the exercise of which would provide in excess of $3 million dollars of capital to the Company, there can be no assurance that any of such notes or warrants will be converted or exercised and, based on current market conditions, it is not likely that any such conversions or exercises will occur. Further, the Company has no commitments or agreements with third parties to provide any needed capital or financing and there can be no assurance that the Company will be successful in its efforts to alleviate its liquidity problems.

Inflation

     The Company believes the effects of inflation have not had a significant impact of its results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Cheshier & Fuller, L.L.P., appears on pages F-1 through F-29 of this report. See Index to Financial Statements on page 30.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of Rx and SFCI by the Company, on August 7, 1996, the Company's Board of Directors selected Thomas Leger & Co., L.L.P. to serve as its new independent accountants and dismissed D. Brian Macbeth, Certified Public Accountants, of Spring, Texas which previously served as the independent accountant for the Company.

     D. Brian Macbeth's reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal years 1994 and 1995 and through August 7, 1996, there were no disagreements with
D. Brian Macbeth on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D. Brian Macbeth would have caused him to make reference thereto in his reports on the financial statements for such years.

     The information described above regarding the Company's decision to dismiss
D. Brian Macbeth as its independent accountants and select Thomas Leger & Co., L.L.P. as its new independent accountants, along with a letter from D. Brian Macbeth stating that he agrees with the above information regarding the Company's change of accountants, was fully disclosed in a Form 8-K filed with the SEC on August 7, 1996.

     Thomas Leger & Co. L.L.P., declined to stand for re-election as the independent accountants for the Company on October 13, 1997 and the board of directors appointed Cheshier & Fuller, L.L.P., of Dallas, Texas, as the Company's new independent accountants.

     Thomas Leger & Co. L.L.P.'s report on the financial statements of the Company for the period ended June 30, 1996 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audit for the period ended June 30, 1996 and through October 13, 1997, there were no disagreements with Thomas Leger & Co. L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Thomas Leger & Co. L.L.P. would have caused them to make reference thereto in their report on the financial statements for such period.

     The information described above regarding the decision of Thomas Leger & Co. L.L.P. not to stand for re-election as the Company's independent accountants and the Company's selection of Cheshier & Fuller, L.L.P. as its new independent accountants, along with a letter from Thomas Leger & Co. L.L.P. stating that they agree with the above information regarding the Company's change of accountants, was fully disclosed in a Form 8-K filed with the SEC on October 13, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                Age                    Position
----                ---                    --------

Robert Cheney....   56   Chairman, Chief Executive Officer and Director
Rick Tarell......   46   President, Chief Operating Officer and Director
Jerry Stovall....   35   Executive Vice President, Chief Financial Officer
                         and Director

Terms of Office

     The directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors in office are elected and duly qualified. All officers serve at the discretion of the Board of Directors except as set forth in employment agreements.

Business Experience

     Robert  Cheney  has  served as  Chairman  of the Board and Chief  Executive
Officer of the Company since January of 1994. Mr. Cheney also served as President of the Company from January of 1994 until the acquisition of Rx in September of 1996. Prior to joining the Company, Mr. Cheney served as a consultant assisting troubled companies in securing debt and equity financing, acquisitions, turnaround strategies and other managerial functions.

     Rick Tarell has served as President, Chief Operating Officer and a Director of the Company since the acquisition of Rx in September of 1996. Prior to joining the Company, Mr. Tarell served as head of operations for the two predecessor employee leasing companies of Rx.

     Jerry Stovall has served as Executive Vice President, Chief Financial Officer and a Director of the Company since the acquisition of Rx in September of 1996. Prior to joining the Company, Mr. Stovall was self-employed as a Certified Public Accountant.

Compliance With Section 16(a) of the Exchange Act

     Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each officer and director receiving compensation of at least $100,000 and the Chief Executive Officer for the three years ended June 30, 1997:

                                                  Annual Compensation
                                    ------------------------------------------------------
                                                              Other Annual    All Other
Name and Principal Position         Year   Salary (2)  Bonus  Compensation   Compensation
---------------------------         ----   ----------  -----  ------------   ------------
Robert Cheney.....................  1997    $ -0-      $ -0-     $ -0-          $ -0-
  Chief Executive Officer and.....  1996      -0-        -0-       -0-            -0-
  Chairman of the Board (1)         1995      -0-        -0-       -0-            -0-

------------------------
(1)  Mr.  Cheney also served as  President of the Company  through  September of
     1996.
(2) While Mr. Cheney received no salary or other similar compensation from the Company during the years indicated, a company controlled by Mr. Cheney is paid consulting fees and reimbursed for expenses incurred in providing management and administrative services to the Company. During the year ended June 30, 1997, the Company paid to such firm consulting fees totaling $194,525 and reimbursed expenses totaling $36,376. See "Certain Relationships and Related Transactions."

Director's Compensation

     No compensation has been paid to any directors for service in such capacity in the past and no such compensation is presently payable to directors. At such time as the Board of Directors deems appropriate, the Company intends to adopt an appropriate policy to compensate non-employee directors in order to attract and retain the services of qualified non-employee directors.

Employment Agreements

     The Company has no employment agreements with any of its officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of October 10, 1997 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

Name and Address of                             Number of Shares
Beneficial Owner (1)                          Beneficially Owned(2)    Percent
--------------------                          ---------------------    -------

Jerry Stovall..............................       2,164,650  (3)        17.6%
  4245 N. Central Expressway, Suite 300
  Dallas, Texas 75205

Rick Tarell................................       2,164,650  (4)        17.6%
  4245 N. Central Expressway, Suite 300
  Dallas, Texas 75205

Gary Thibodeaux............................         889,000              8.0%
  11201 Short Road
  Bentonville, Arkansas 72712

Atlas Overseas Investments Limited.........         750,000              6.7%
  P. O. Box N-10144
  Bitco Building East
  Nassau, Bahamas

Overseas Limited...........................         750,000              6.7%
  22 Markham Street
  London, England  SW3

Penguin Investments Limited................         700,000              6.3%
  P. O. Box N-10144
  Bitco Building East
  Nassau, Bahamas

Robert Cheney..............................       1,290,719  (5)        10.4%
All officers and directors
  as a group (3 persons)...................       5,620,019  (6)        38.0%

------------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.
(2) Includes shares of Common Stock not outstanding, but which are subject to options and warrants exercisable within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.
(3) Includes 1,164,650 shares of common stock issuable upon exercise of warrants held by Mr. Stovall.
(4) Includes 1,164,650 shares of common stock issuable upon exercise of warrants held by Mr. Tarrell.
(5) Consists of 1,290,719 shares of common stock issuable upon exercise of warrants held by TDF, Ltd., which is controlled by Mr. Cheney and which warrants may be deemed to be beneficially owned by Mr. Cheney.
(6)  Includes 3,620,019 warrants held by officers and directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1994, TDF, Ltd., a company controlled by the Company's Chairman, has provided management and administrative services to the Company pursuant to a consulting agreement. The consulting agreement provides for the payment of monthly consulting fees and reimbursement of out-of-pocket expenses. The monthly consulting fee accrued at $17,000 per month through December 31, 1996 at which time the consulting fee was reduced to $15,000 per month.

     Through June 30, 1996, the Company had accrued and unpaid consulting fees and reimbursable expenses due to TDF, Ltd. totaling $685,630. During fiscal 1997, TDF, Ltd. agreed to convert the amount receivable from the Company at June 30, 1996 into warrants exercisable through August 31, 1998 to purchase 1,290,719 shares of common stock of the Company at $0.5312 per share. During fiscal 1997, the Company paid consulting fees to TDF, Ltd. totaling $194,525 and reimbursed expenses totaling $36,376.

     All of the above transactions are believed by management to be on terms at least as favorable to the Company as may have been obtained from unaffiliated third parties. The Company has no present policy governing related party transactions but intends to implement a policy such that all future and ongoing transactions between the Company and its directors, officers, principal stockholders or affiliates will be on terms no less favorable to the Company than may be obtained from unaffiliated third parties, and any such transactions will be approved by a majority of disinterested directors of the Company.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit
    Number                         Description of Exhibit
   -------                         ----------------------

     2.1 Share Purchase Agreement dated September 1, 1997 between Oxford Capital and the Shareholders of PRC Enterprises, Inc. (1)
     2.2 Exchange Agreement dated August 20, 1996 between Oxford Capital and Rx Staffing, Inc. (2)
     2.3 Exchange Agreement dated August 20, 1996 between Oxford Capital and Safety and Fatigue Consultants International, Inc. (2)
     3.1* Articles of Incorporation
     3.2* Bylaws
     9.1  Voting Trust Agreement re: PRC Enterprises (1)
     10.1 Promissory Note re: PRC Enterprises acquisition (1)
     10.2* Consulting Services Agreement with TDF, Ltd.
     16.1 Letter from D. Brian Macbeth re: change of accountants (3)
     16.2 Letter from Thomas Leger & Co. L.L.P. re: change of accountants (4) 21.1* Subsidiaries
     27.1* Financial Data Schedules

------------------------
*    Filed herewith
(1) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 2, 1997.
(2) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated October 4, 1996.
(3) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated August 7, 1996.
(4) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated October 13, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       OXFORD CAPITAL CORP.



                                       By: /s/ Robert Cheney
                                          --------------------------------------
                                           Robert Cheney
                                           Chairman and Chief Executive Officer


Dated:        October 14 , 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                           Date
    ---------                        -----                           ----

 /s/ Robert Cheney         Chairman of the Board, Chief         October 14, 1997
----------------------     Executive Officer (Principal
Robert Cheney              Executive Officer) and Director

 /s/ Rick Tarell           President, Chief Operating           October 14, 1997
----------------------     Officer and Director
Rick Tarell

 /s/ Jerry Stovall         Executive Vice President,            October 14, 1997
----------------------     Chief Financial Officer (Principal
Jerry Stovall              Accounting and Financial Officer)
                           and Director

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Report of Independent Auditor...........................................   F-1

Consolidated Balance Sheets.............................................   F-3

Consolidated Statements of Income.......................................   F-5

Consolidated Statements of Changes in Stockholders' Equity..............   F-6

Consolidated Statements of Cash Flows...................................   F-7

Notes to Consolidated Financial Statements..............................   F-9

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of Oxford Capital Corp.



We have audited the accompanying consolidated balance sheets of Oxford Capital Corp. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

As explained in Note 1 to the consolidated financial statements, the financial position and results of operations of Oxford Capital Corp. was consolidated with Rx Staffing Corp. and Safety and Fatigue Consultants International, Inc. as of June 30, 1996, and for the six months then ended. We audited the balance sheets of Rx Staffing Corp. and Safety and Fatigue Consultants International, Inc. as of June 30, 1996, and for the six months then ended. The financial statements of Oxford Capital Corp. as of and for the six months ended June 30, 1996, and for the year ended December 31, 1995, were audited by other auditors. Our reports, dated September 6, 1996, and the other auditor's report dated August 16, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of Oxford Capital Corporation reflected assets of $1,398 and liabilities of $1,013,039 as of June 30, 1996 and revenues of $34,970 and net loss of $110,779 for the six months ended June 30, 1996. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to the amounts included in such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material aspects, the financial position of Oxford Capital Corp. and Subsidiaries as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       CHESHIER & FULLER, L.L.P.



Dallas, Texas
September 30, 1997
(except for Note 10 to the
financial statements, as to which
the date is October 6, 1997)

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 1997 and 1996


                                     ASSETS

                                                        June 30,
                                              ----------------------------
                                                  1997             1996
                                              ----------       -----------
Current assets
  Cash and cash equivalents                   $  437,410       $     4,361
  Accrued payroll receivable                     415,860           348,128
  Accounts receivable - clients,
   net of allowance for doubtful
   accounts of $66,629 and $0 at
   June 30, 1997 and 1996, respectively          141,210            66,834
  Inventory - finished goods                      53,495               -0-
  Prepaid expenses                                13,900               -0-
                                              ----------       -----------

          Total current assets                 1,061,875           419,323

Furniture and equipment, net of
 accumulated depreciation of $30,385
 and $2,246 at June 30, 1997 and 1996,
 respectively                                    179,293            21,018

Other assets
  Goodwill, net of accumulated
   amortization of $0 and $17,088 at
   June 30, 1997 and 1996, respectively              -0-           495,562
  Covenant not to compete, net of
   accumulated amortization of $0 and
   $60,000 at June 30, 1997 and 1996,
   respectively                                      -0-           540,000
  Accounts receivable - related party             46,284               -0-
  Accounts receivable - Crest                     45,140               -0-
  Deferred acquisition costs - Webster            81,991               -0-
  Other assets                                       337               -0-
                                              -----------      -----------

TOTAL ASSETS                                  $1,414,920       $ 1,475,903
                                              ==========       ===========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30,
                                              ----------------------------------
                                                  1997                   1996
                                              -----------            -----------
Current liabilities
  Bank overdraft                              $   159,643            $  383,598
  Accrued payroll payable                         287,056               237,375
  Accounts payable - trade                         90,749               857,609
  Accrued expenses                                 98,174                55,374
  Accounts payable - John Eckeberger                  -0-               157,486
  Payroll taxes payable                         4,037,601               169,553
  Current portion of obligation payable            77,563               168,175
                                              -----------           -----------

       Total current liabilities                4,750,786             2,029,170

Long-term obligation payable                      399,028               508,520
                                              -----------           -----------

       Total liabilities                        5,149,814             2,537,690
                                              -----------           -----------

Preferred stock, par value $.001,
 1,000,000 shares authorized,
 none issued                                          -0-                   -0-
Common stock, par value $.001,
 50,000,000 shares authorized,
 33,064,284 shares issued and
 outstanding and 5,155,392 issued
 and outstanding at June 30,
 1997 and 1996, respectively                       33,064                 5,155
Additional paid-in capital                      1,370,475               449,753
Retained deficit                               (5,138,433)           (1,516,695)
                                              -----------           -----------

       Total stockholders' equity              (3,734,894)           (1,061,787)
                                              -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,414,920           $ 1,475,903
                                              ===========           ===========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Year ended June 30, 1997, Six Months Ended
               June 30, 1996 and the Year Ended December 31, 1995


                                             June 30,              December 31,
                                -----------------------------      ------------
                                     1997             1996             1995
                                --------------    ------------     ------------

Sales                           $  18,913,720     $ 10,217,147     $      -0-

Cost of sales                     (17,751,385)      (9,657,884)           -0-
                                -------------     ------------     ----------

     Gross profit                   1,162,335          559,263            -0-
                                -------------     ------------     ----------
Impairment of long
 lived assets                        (881,385)             -0-            -0-
General and administrative         (3,328,921)        (696,786)     (392,132)
Selling expenses                     (490,629)        (117,560)           -0-
                                -------------     ------------     ----------

         Operating loss            (3,538,600)        (255,083)      (392,132)

Other income (expense)
     Other income                         175           34,970            -0-
     Interest expense                 (83,313)         (40,812)       (18,000)
                                -------------     ------------     ----------

Net loss before income taxes       (3,621,738)        (260,925)      (410,132)

Provision for income taxes                -0-              -0-            -0-

         Net Loss               $  (3,621,738)    $    (260,925)   $ (410,132)
                                =============     =============    ==========

Primary loss per share          $       (0.11)    $       (0.01)   $    (0.08)
                                =============     =============    ==========

Fully diluted loss
 per share                      $       (0.11)    $       (0.01)   $    (0.08)
                                =============     =============    ==========

Weighted average shares
 outstanding                       32,882,689        33,035,020     5,412,324
                                =============     =============    ==========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
        For the Year Ended June 30, 1997, Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995

                                                                       Additional
                                                                         Paid-In     Retained
                                              Shares       Par Value     Capital      Deficit           Total
                                           -----------     ---------   -----------   --------        ------------
Balance, January 1, 1995                     5,119,392     $  5,119    $ 349,789     $  (845,638)    $  (490,730)

Issuance of stock in exchange
 for extension of note payable
 due date                                       36,000           36          (36)                            -0-
Issuance of stock in anticipation
 of a transaction (returned in 1996)         1,500,000        1,500       (1,500)                            -0-
Net loss                                                                                (410,132)       (410,132)
                                           -----------     --------    ---------     -----------     -----------

Balance, December 31, 1995                   6,655,392        6,655      348,253      (1,255,770)       (900,862)

Return of shares noted above                (1,500,000)      (1,500)       1,500                             -0-
Capital contributions - Rx Staffing
 and SFCI                                                                100,000                         100,000
Net loss                                                                                (260,925)       (260,925)
                                           -----------     --------    ---------     -----------     -----------

Balance, June 30, 1996                       5,155,392        5,155      449,753      (1,516,695)     (1,061,787)

Issuance of stock in exchange
 for 100% of equity of SFCI                 23,293,005       23,293      (23,293)                            -0-
Issuance of stock in exchange
 for 100% of equity of Rx Staffing           4,108,601        4,109       (4,109)                            -0-
Capital contributed                                                        1,000                           1,000
Conversion of loan payable to stock            357,286          357      189,522                         189,879
Issuance of warrants to acquire
 common stock in exchange for
 accounts payable                              757,752                   757,752
Issuance of stock as consideration
 for making a short-term loan to
 the Company                                   150,000          150         (150)                            -0-
Net loss                                                                              (3,621,738)     (3,621,738)
                                           -----------     --------    ----------    -----------     -----------

Balance, June 30, 1997                      33,064,284     $ 33,064    $1,370,475    $(5,138,433)    $(3,734,894)
                                           ===========     ========    ==========    ===========     ===========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the Year Ended June 30, 1997, Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995

                                                          June 30,
                                              ----------------------------     December 31,
                                                  1997            1996            1995
                                              ------------      ----------     ------------
Cash flows from operating activities
  Net loss                                    $(3,621,738)      $(260,925)     $  (410,132)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                 182,393          79,334
    Impairment loss                               881,385
    (Increase) decrease in:
      Accrued payroll receivable                  (67,732)       (348,128)
      Accounts receivable                         (74,376)        (31,804)         (35,030)
      Accounts receivable - related
       party                                      (46,284)
      Inventory                                   (53,495)
      Prepaid expenses                            (13,900)
    Increase (decrease) in:
      Accrued payroll payable                      49,681         237,375
      Accounts payable - trade                     (9,108)        101,435          415,264
      Accrued expenses                             82,680          24,494           30,879
      Accounts payable -
       John Eckeberger                            (56,799)         56,799
      Payroll taxes payable                     3,868,048         169,553
                                              -----------       ---------      -----------

Net cash provided by (used in)
 operating activities                           1,120,755          28,133              981
                                              -----------       ---------      -----------

Cash flows from investing activities
  Purchase of covenant not to compete            (100,687)       (499,313)
  Purchase of furniture and equipment            (186,491)         (2,263)
  (Increase) in accounts receivable - Crest       (45,140)
  (Increase) in deferred acquisition costs        (81,991)
  (Increase) in other assets                         (338)
                                              -----------       ---------      ------------

Net cash provided by (used in)
 investing activities                            (414,647)       (501,576)
                                              -----------       ---------      ------------

Cash flows from financing activities
  Proceeds from issuance of promissory note       150,000
  Reduction of promissory note                    (92,917)
  Contributed capital                               1,000         100,000
  Reduction of obligation payable                (107,187)         (6,955)
  Increase (decrease) in bank overdraft          (223,955)        383,598
                                              -----------       ---------      ------------

Net cash provided by (used in)
 financing activities                            (273,059)        476,643
                                              -----------       ---------      ------------

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the Year Ended June 30, 1997, Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995


                                             June 30,           December 31,
                                     ---------------------      -------------
                                       1997         1996            1995
                                     --------     --------      -------------

Net increase in cash and cash
 equivalents                          433,049        3,200             981

  Cash and cash equivalents
   balance at beginning of period       4,361        1,161             180
                                     --------     --------          ------

  Cash and cash equivalents
   balance at end of period          $437,410     $  4,361          $1,161
                                     ========     ========          ======


Supplemental disclosures of cash
 flow information

  Interest paid                      $ 88,580     $ 26,545          $  -0-
                                     ========     ========          ======

  Income taxes paid                  $    -0-     $    -0-          $  -0-
                                     ========     ========          ======

Non cash investing activities

  Debentures payable converted to
   shares of common stock            $169,789
                                     ========

  Accounts payable converted to
   warrants to acquire common stock  $757,752
                                     ========

  Common shares issued (1995) and
   returned (1996) relative to
   potential merger -
   1,500,000 shares                               $    -0-          $    -0-
                                                  ========          ========

  Purchase of goodwill by issuance
   of long-term debt                              $512,650
                                                  ========

  Purchase of furniture and
   equipment by issuance of
   long-term debt                                 $ 21,000
                                                  ========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1 - Nature of Business and Significant Accounting Policies

Organization

     Oxford Capital Corp. (Oxford) was organized under the laws of Nevada in May, 1985. From 1993 until October, 1996, Oxford was not engaged in an active trade or business. During October, 1996, Oxford acquired 100% of the issued and outstanding shares of Rx Staffing Corp. (Rx Staffing) in exchange for 4,108,601 new shares of Oxford and 465,860 warrants of Oxford. At the same time Oxford acquired 100% of the issued and outstanding shares of Safety and Fatigue Consultants International, Inc. (SFCI) in exchange for 23,293,005 new shares of Oxford and 1,863,440 warrants of Oxford. Oxford, Rx Staffing and SFCI will collectively be referred to as "the Company".

Operations

     Rx Staffing was organized during December, 1995, under the laws of the state of Texas and is engaged in providing employee leasing services primarily in the state of Texas.

     Effective January 1, 1996, Rx Staffing entered into an agreement with Creative Employment Concepts, Inc. ("CECI") to acquire all the employee leasing contracts and furniture and equipment in the possession of CECI as of that date for payments of $6,700 per month until $1,068,000 is paid (discounted to $533,650 as explained in Note 2). Effective January 1, 1996, Rx Staffing also entered into an agreement with John T. Eckeberger, a stockholder of CECI, whereby, for $600,000, Mr. Eckeberger agreed not to compete with the Company for a period of five years. The final major costs of the January 1, 1996, acquisition were as follows:

    Furniture and Equipment                            $    21,000
    Goodwill                                               512,650
    Covenant Not To Compete                                600,000
                                                       -----------

    Total Cost                                         $ 1,133,650
                                                       ===========

The above costs were financed as follows:

    Paid to Mr. Eckeberger  out of cash flow
    through June 30, 1997                              $   600,000

    Assumption of long-term debt payable to CECI.          533,650
                                                       -----------

    Total Cost                                         $ 1,133,650
                                                       ===========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1 - Nature of Business and Significant Accounting Policies - continued

Operations - continued

     During periods prior to the acquisition of Rx Staffing and SFCI, Oxford was a development stage company. From its inception through June 30, 1996, SFCI was reflected as a development stage company.

     SFCI was organized during March, 1996, under the laws of the state of Texas and is engaged in providing consultation services and training materials on safety and fatigue of truck drivers.

Consolidation Policy

     The merger of Oxford, Rx Staffing and SFCI was accounted for as a reverse acquisition similar to a pooling of interests. The activity of all entities have been retroactively presented. All intercompany profits and transactions have been eliminated in consolidation, including those transactions entered into prior to the merger.

Periods Presented

     The fiscal reporting period was changed, effective June 30, 1996, from a calendar year to a fiscal year ended June 30. The reported results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results for a full year period.

     The financial statements include the activity of Oxford for the year ended December 31, 1995. The consolidated activity of Oxford, SFCI (from its inception in March, 1996) and Rx Staffing (from its inception in January, 1996) is presented from January 1, 1996 through June 30, 1996. The consolidated activity of Oxford, SFCI and Rx Staffing is presented for the year ended June 30, 1997.

Advertising

     The Company follows the policy of charging the costs of advertising to general and administrative expense as incurred. Advertising expense was $56,059 during the year ended June 30, 1997, and negligible for periods prior to July 1, 1996.

Research and Development Costs

     The Company charges research and development costs to general and administrative expense as incurred. The Company reported research and development expense of $158,466 and $20,476 during the year ended June 30, 1997, and six months ended June 30, 1996.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1 - Nature of Business and Significant Accounting Policies - continued

Inventory

     Inventory values are stated at the lower of first-in, first-out (FIFO) cost or market.

Furniture and Equipment

     Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the related cost and any accumulated depreciation are removed from the accounts and any gain or loss is included in income. Significant additions and betterments are capitalized.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.

     Depreciation expense was $28,139 and $2,246 for the year ended June 30, 1997, and six months ended June 30, 1996, respectively.

Goodwill

     The cost of goodwill is being expensed using the straight-line method over fifteen years. Amortization of goodwill was $34,176 and $17,088 for the year ended June 30, 1997, and six months ended June 30, 1996, respectively.

Covenant Not to Compete

     The cost of the covenant not to compete is being expensed using the straight-line method over five years. Amortization of the covenant not to compete was $120,000 and $60,000 for the year ended June 30, 1997, and six months ended June 30, 1996, respectively.

Allowance for Bad Debts

     The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectibility of existing specific accounts.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1 - Nature of Business and Significant Accounting Policies - continued

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

     Deferred tax assets and deferred tax liabilities, if any, are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and their tax bases as well as the effect of net operating loss carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties and interest bearing accounts with maturities of 90 days or less to be cash or cash equivalents.

Fair Value of Financial Instruments

     The carrying values of financial instruments reported on the Company's balance sheet approximate fair value. Fair value is estimated using published market values for similar types of instruments.

Loss Per Share

     Loss per share is calculated by dividing net loss by the average shares of common stock outstanding during each period presented. Outstanding warrants were not a factor in computing weighted average shares outstanding either under primary or fully diluted computations. Because the acquisition of Rx Staffing and SFCI is accounted for as a reverse acquisition, all share and per share information have been retroactively applied to give effect for all shares outstanding immediately after the consolidating transactions.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1 - Nature of Business and Significant Accounting Policies - continued

Revenue Recognition

     The Company accounts for revenue and the related direct payroll costs using the accrual method. Under the accrual method, revenue is recognized as accrued sales and the related direct payroll costs are accrued as liabilities during the period in which wages are earned by the worksite employees.

Note 2 - Long-Term Debt

     Long-term debt as of June 30, 1996, consist of a non-interest bearing obligation payable to CECI as consideration for the acquisition explained in
Note 1. The unsecured note is payable $6,700 monthly until $1,068,000 is paid. The non-interest obligation was discounted at 12% per annum and reflected in the initial amount of $533,650.

     The following are maturities of the note at June 30, 1996, using the 12% per annum discount.

   Year Ending
    June 30,
   ----------
     1998              $   20,480
     1999                  23,077
     2000                  26,004
     2001                  29,302
     2002                  33,018
     Thereafter           287,627
                       ----------

                       $  419,508
                       ==========

Note 3 - Income Taxes

     Because of tax losses, the Company did not pay income taxes for the year ended June 30, 1997, the six months ended June 30, 1996, or the year ended December 31, 1995.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 3 -  Income Taxes - continued

     Reconciliation of income tax expense computed by applying the expected statutory rates to net loss is as follows:

                                                    Six Months     Year Ended
                                     Year Ended       Ended       December 31,
                                   June 30, 1997  June 30, 1996       1996
                                   -------------  -------------   -----------
 Benefit at expected
   statutory rates                  $1,412,478    $     37,663    $    139,444
 Fines and penalties                  (194,820)            -0-             -0-
 Write off of intangible assets       (343,740)            -0-             -0-
 Amortization differences              (31,200)            -0-             -0-
 Depreciation differences               10,725             -0-             -0-
 Bad debt differences                  (25,985)            -0-             -0-
 Net operating loss
   carryforward                       (819,314)        (36,643)       (137,083)
 Other                                  (8,144)         (1,020)         (2,361)
                                    ----------    ------------    ------------

     Provision for income tax       $      -0-    $        -0-    $        -0-
                                    ==========    ============    ============


     The net deferred tax benefit and liabilities consisted of the following components as of June 30, 1997 and 1996:

                                           1997           1996
                                       -----------    ----------

  Net operating loss carryforward      $ 1,278,416    $   459,102
  Write off of intangible assets           390,940         16,000
  Allowance for bad debts                   25,985            -0-
  Other                                      8,144            -0-
                                       -----------    -----------
                                         1,703,485        475,102
  Valuation allowance                   (1,692,760)      (475,102)
                                            10,725            -0-
  Depreciation                             (10,725)           -0-

                                       $       -0-    $       -0-
                                       ===========    ===========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

Note 3 - Income Taxes - continued

     As of June 30, 1997, the Company had tax loss carry forwards of $3,321,403 which begin to expire in 2000. The realization of income tax benefits from this loss is limited by certain sections of the Internal Revenue Code.

Note 4 - Outstanding Warrants

     As of June 30, 1997, outstanding warrants to purchase common stock of Oxford were as follows:

                                                  Share
                                  Number of     Exercise
     Origin                     Common Shares     Price      Expiration Date
     ------                     -------------   --------     ---------------

Merger with                        232,930      $2           August 31, 1998
  Rx Staffing (Note 1)             232,930      $3           August 31, 1998

Merger with                        931,720      $2           August 31, 1998
  SFCI (Note 1)                    931,720      $3           August 31, 1998

Note payable extension and
  conversion to equity
  (Note 5)                          75,000      $0.5312      August 31, 1998

Accounts payable conversion
  to equity (Note 5)             1,426,490      $0.5312      August 31, 1998

Issued in exchange for short-
  term loan                        150,000      $1.50        September 24, 1998


Note 5 - Debt Converted to Equity

     In 1994, by means of a Private Placement, the Company sold 3 of its units for $50,000 per unit, or an aggregate of $150,000. Each unit consisted of a $50,000 12% note, due April 1, 1995, 50,000 shares of the common stock, and 25,000 warrants to purchase a like number of shares of common stock at $2.00 per share, exercisable at any time up to two years from the date of issue. The repayment of the notes, including accrued interest, had been extended to December 31, 1995. In consideration for the extension, the note holders received 36,000 shares of the Company's common stock. During the year ended June 30, 1997, the note holders converted their notes payable, including accrued interest, into 357,286 shares of the Company's common stock. At the same time, the existing warrants were canceled and new warrants to purchase 75,000 shares were issued.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 5 - Debt Converted to Equity

     During the year ended June 30, 1997, the Company issued warrants to acquire 1,426,490 shares of common stock in exchange for unsecured, non interest bearing debt in the amount of $757,752.

Note 6 - Preferred Stock

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

Note 7 - Related Parties

     During the period through December 31, 1996, the Company accrued $17,000 per month for management and administrative services to a corporation owned by the Chairman of the Board of Directors of Oxford. The Company was also accruing a liability to the same corporation for all out-of-pocket expenses incurred for the benefit and operation of the Company. As of January 1, 1997, the agreement was revised to be $15,000 per month.

     Included in accounts payable as of June 30, 1996, is $685,630 owed to the above corporation. Of the $757,752 in debt converted to equity as explained in
Note 5, $685,630 was debt owed that corporation. As of June 30, 1997, the Company had an unsecured, non interest bearing receivable of $46,284 due from the corporation.

     General  and  administrative   expenses  included,  the  following  amounts
relative to amounts paid the above corporation:

 Amount              Period                              Description
 ------              ------                              -----------

$204,000   Year Ended December 31, 1995     Management & Administrative Services
$301,701   Year Ended December 31, 1995     Reimbursed expenses
$102,000   Six Months Ended June 30, 1996   Management & Administrative Services
$116,262   Six Months Ended June 30, 1996   Reimbursed Expenses
$194,525   Year Ended June 30, 1997         Management & Administrative Services
$ 36,376   Year Ended June 30, 1997         Reimbursed expenses

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 8 - Subsequent Acquisitions

     The following acquisitions are for entities engaged in providing employee leasing services.

     On July 31, 1997, the Company acquired substantially all of the assets of Insource America, Inc., (Insource) and substantially all the assets of United Staffing of Utah, Inc. (USU), located in Portland, Oregon, Salt Lake City, Utah, and Missoula, Montana. The assets were acquired by United Staffing Corp., (USC) a newly formed wholly-owned subsidiary incorporated under the laws of Nevada. USC issued a promissory note to Insource in the amount of $6,187,500 due and payable on or before June 30, 1998, with a 10% principal payment due on or before January 5, 1998. This note is guaranteed by Oxford. Subsequently the note was extended to July 31, 1998, by agreement between USC and Insource. Insource owes approximately $5,700,000 in taxes to the IRS and the IRS has levied the note given by USC to Insource.

     On March 13, 1997 the Company agreed to acquire 100% of the shares of Webster Leasing, Inc. (Webster) in exchange for 772,392 shares of Oxford common stock. The previous owners of Webster are operating Webster under a management contract pending completion of the audit of the books and records of Webster. It is anticipated that the audit will be completed on October 20, 1997, and the closing of this acquisition will occur at that time. Oxford has guaranteed certain obligations of Webster in the amount of approximately $360,000.

     On February 14, 1997, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Crest Outsourcing, Inc. (Crest) in exchange for 5,333,333 newly issued shares of Oxford common stock and 500,000 newly issued shares of Series A Redeemable Convertible Preferred Stock. On March 1, 1997, Oxford guaranteed a Crest note payable to Continental Casualty Company in the amount of $885,000.

     On September 30, 1997, the Company amended the agreement. Under the amended agreement, the Company is to issue 100,000 newly issued shares of a Series A $10 Convertible Redeemable Preferred Stock, a note in the amount of $250,000 and warrants to purchase 250,000 common shares of Oxford. Each preferred stock share is convertible into 10 shares of common stock and warrants to acquire 10 newly issued common shares of Oxford at the following exercise prices: 25,000 at $1 per share; 25,000 at $1.50 per share; and 50,000 at 80% of the then market price of Oxford common stock. The $250,000 note payable bears 6% interest and is payable over a period of fifty-eight (58) months. The warrants to acquire 250,000 common shares shall be exercisable at $1 per share for a period of three years.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 8 - Subsequent Acquisitions - continued

     On September 2, 1997, effective September 1, 1997, the Company acquired 100% of the issued and outstanding shares of PRC Enterprises, Inc. (PRC) headquartered in Houston, Texas. PRC provides employee leasing services for approximately 1,950 employees. In exchange for the shares of PRC, the Company issued a note in the amount of $4,500,000. The note, which is collateralized with the PRC stock and bears interest of 8%, is due as follows:

     (1) Principal and interest are due annually in an amount equal to the greater of 30% of the gross profits of PRC, as defined, or $450,000.

     (2) Any unpaid principal and interest is due three years from the date of execution.

     The PRC note is convertible to shares of Oxford as follows:

     (1) The payee is entitled to convert any unpaid principal at the then market price of the Oxford stock in minimum amounts of $250,000 no more frequently than once during any one six-month period.

     (2) After paying all accrued interest and principal except $1,000,000, the outstanding $1,000,000 is convertible to shares of Oxford at the then market price at the option of the Company.

Note 9 - Impairment Loss

     Because of the lack of profitability of Rx Staffing, the Company reflected an impairment loss of $881,385 during the fiscal year ended June 30, 1997. The impairment loss represents the difference in the unamortized cost of goodwill and the covenant not to compete associated with the acquisition of Rx Staffing and the estimated fair market value of Rx Staffing. Management determined the fair market value of Rx Staffing based on the discounted present value of expected net cash flow from the operation.

Note 10 - Subsequent Event

     On October 6, 1997, the parties from whom Rx Staffing and SFCI were acquired, as explained in Note 1, agreed to tender 21,909,116 shares of Oxford to the Company's treasury in order to reduce the number of shares outstanding. The Company agreed to reduce the exercise price of the warrants to acquire 2,329,300 common shares of Oxford held by the parties from $2 and $3 per share to $1 and $2 per share, respectively. The expiration date of the warrants was also extended from August 31, 1998 to August 31, 1999.

                     OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

Note 11 - Operating Lease Commitments

     As of June 30, 1997, the Company is obligated under a lease for office space which expires December 31, 2001, and two leases for office equipment which expire December 31, 1999 and 2000. Under the leases the Company is obligated to pay the following minimum annual rents:

     Year Ending
        June 30,
     -----------
        1998              $  193,836
        1999                 208,422
        2000                 216,996
        2001                 222,180
        2002                 113,041
                          ----------
                          $  954,475
                          ==========

     Total rent and lease expense was $180,532, $53,781 and $3,600 for the year ended June 30, 1997, six months ended June 30, 1996, and year ended December 31, 1996, respectively.

Note 12 - Lines of Business

     The Company operates in two lines of business: the providing of employee leasing services and the providing of consultation services and training materials on safety and fatigue of truck drivers. Information concerning operations in these businesses at June 30, 1997 and 1996 and for the year ended June 30, 1997 and six months ended June 30, 1996, is presented below:

                                        Employee      Safety and
                                        Leasing         Fatigue      Corporate      Elimination      Consolidated
                                      -----------      ----------    ----------     ------------      -----------
Year ended June 30, 1997:
  Net operating revenues              $19,568,781      $   52,675    $    9,399     $  (717,135)      $18,913,720
  Net operating losses                  2,346,674       1,034,888       240,176             -0-         3,621,738
  Identifiable assets                     735,734          74,671       604,515             -0-         1,414,920
  Liabilities                           5,012,777          25,377       111,660             -0-         5,149,814

Six months ended June 30, 1996:
  Net operating revenues              $10,214,400      $    2,747          -0-      $       -0-       $10,217,147
  Net operating losses                     99,610          50,536       110,779             -0-           260,925
  Identifiable assets                   1,496,588           4,917         1,398         (27,000)        1,475,903
  Liabilities                           1,496,198          55,452     1,013,040         (27,000)        2,537,690

Note 13 - Contingencies

     The Company is in a dispute with an insurance company regarding adjustments of prior year premiums. The Company disputes the methodology used by the insurance company in computing the premium adjustment. Management also contends that a portion of the additional cost, if any, should be the obligation of predecessors. Management believes that the Company's ultimate liability resulting from this dispute will not materially affect the Company's financial position.

     CECI sold substantially all of its assets to the Company in the transaction explained in Note 1. John T. Eckeberger also entered into a covenant not to compete agreement with the Company as explained in Note 1. At the time these agreements were executed, CECI and Mr. Eckeberger had significant payroll tax liabilities. There is a risk that this transfer could be challenged by the
Internal Revenue Service. Management of the Company believes that the consideration given represents fair value for the assets and other consideration received. No provision has been made in the financial statements for this contingency.

Note 14 - Threatened and Pending Litigation

     In the normal course of business, there are various outstanding contingent liabilities associated with employee claims. Management has reviewed pending and threatened litigation with legal counsel and believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

Note 15 - Concentration of Credit Risk

     Two customers of Rx Staffing accounted for approximately 32% of the Company's total revenue from employee leasing services during the year ended June 30, 1997.

     At June 30, 1997, cash deposits at banks exceeded federal insured limits.

Note 16 - Liquidity

     The Company incurred losses of $3,621,738, $260,925 and $410,132 during the year ended June 30, 1997, six months ended June 30, 1996, and year ended December 31, 1996, respectively. As of June 30, 1997, the Company had a working capital deficit of $3,688,911 and a deficit stockholders' equity of $3,734,894. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management is working to reduce expenses, negotiate favorable terms with creditors and to raise additional equity capital. There can be no assurance that the Company will be successful in its efforts to alleviate its liquidity problems. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.