Form 10QSB
period 1997-03-31
OXFORD CAPITAL CORP /NV
filed 1997-11-04
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from     to     .
                                            -----  -----

                          Commission File No. 2-98747-D

                              OXFORD CAPITAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                         87-0421454
-------------------------------                ---------------------------------
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


--------------------------------------------------------------------------------
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

     As of October 10, 1997, 11,167,168 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 1997
          and June 30, 1996.............................................   3

          Condensed Consolidated Statements of Operations - For the
          three months and nine months ended March 31, 1997 and 1996....   4

          Condensed Consolidated Statements of Cash Flows - For the
          nine months ended March 31, 1997 and 1996 ....................   5

          Notes to Unaudited Consolidated Financial Statements..........   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results  of Operations......................   8

SIGNATURES..............................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31, 1997             June 30, 1996
                                                     ------------------           --------------
          Assets
Current Assets:
     Cash                                            $          208,270           $        2,963
     Accounts Receivable                                        154,830                  414,962
     Inventories                                                178,393                        -
     Employee Advances & Loans
      Receivable                                                  9,378                        -
     Prepaid Expenses                                            13,900                        -
                                                     ------------------           --------------
         Total Current Assets                                   564,771                  417,925
                                                     ------------------           --------------
Fixed Assets:
     Furniture, Fixtures & Equipment                            251,970                   23,264
     Accumulated Depreciation                          (         24,316  )           (     2,246  )
                                                     ------------------           --------------
         Total Fixed Assets                                     227,654                   21,018
                                                     ------------------           --------------
Other Assets:
     Goodwill                                                   564,248                  512,650
     Accumulated Amortization                          (         42,721  )           (     17,088 )
     Covenant Not to Compete                                    600,000                  600,000
     Accumulated Amortization                          (        150,000  )           (     60,000 )
     Minority Interest Receivable                                55,530                        -
     Other Assets                                                     -                   27,000
     Organization Costs, net                                        687                        -
                                                     ------------------           --------------
         Total Other Assets                                   1,027,744                1,062,562
                                                     ------------------           --------------
Total Assets:                                        $        1,820,169           $    1,501,505
                                                     ==================           ==============

          Liabilities & Shareholders' Equity
Current Liabilities
     Accounts Payable                                $        2,655,474           $    1,024,955
     Current Portion of Long-Term Debt                           18,356                   18,175
                                                     ------------------           --------------
         Total Current Liabilities                            2,673,830                1,043,130
Long-Term Debt                                                  610,104                  508,520
         Total Liabilities                                    3,283,934                1,551,650
                                                     ------------------           --------------
Shareholders' Equity
     Common Stock                                                32,914                    1,000
     Additional Paid-In Capital                                       -                   99,000
     Retained Earnings                                 (      1,496,679  )           (   150,145  )
                                                     ------------------           ---------------
         Total Shareholders' Equity                    (      1,463,765  )           (    50,145  )
                                                     ------------------           ---------------
Total Liabilities & Shareholders' Equity             $        1,820,169                 1,501,505
                                                     ==================           ===============


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended                       Nine Months Ended
                                                        March 31,                               March 31,
                                               -----------------------------        ---------------------------------
                                                   1997              1996                1997                1996
                                               -----------      ------------        --------------      -------------
Revenues:                                      $ 4,291,117      $  4,830,631        $   14,648,492      $   4,830,631
Cost of Goods Sold                               4,151,912         4,498,196            13,684,915          4,498,196
                                               -----------      ------------        --------------      -------------
Gross Profit                                       139,205           332,435               963,577            332,435
                                               -----------      ------------        --------------      -------------

Expenses:
Selling,  General & Administrative                 853,758           370,215             2,300,738            566,694
Interest                                            33,607            20,468                64,903             29,468
                                               -----------      ------------        --------------      -------------
Total Expenses                                     887,365           390,683             2,365,641            596,162
                                               -----------      ------------        --------------      -------------

Loss Before Taxes & Minority Interest           (  748,160 )       (  58,248 )        (  1,402,064 )      (   263,727 )
Minority Interest                                   26,873                                  55,530                  0
                                               -----------      ------------        --------------      -------------
Income (Loss) Before Taxes                      (  721,287 )       (  58,248 )        (  1,346,534 )      (   263,727 )
Income Taxes
Net Loss                                       $(  721,287 )    $  (  58,248 )      $ (  1,346,534 )    $ (   263,727 )
                                               ===========                          ==============      =============
Weighted Average Shares Outstanding             33,064,248         5,115,392            32,705,131          5,115,392
                                               ===========      ============        ==============      =============
Loss per share                                 $(      .02 )    $  (     .01 )      $ (        .04 )    $ (       .04 )
                                               ===========      ============        ==============      =============


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Nine Months Ended    Nine Months Ended
                                                             March 31, 1997      March 31, 1996
                                                             --------------      --------------
Cash Flows From Operating Activities:
     Net Loss                                                 $( 1,346,534 )        (  263,727 )
     Depreciation                                                   21,778               1,050
     Amortization                                                  115,632              38,544
     Minority Interest                                          (   55,530 )
     Adjustments to Reconcile Net Loss with Net
      Cash Provided By Operating Activities
         Decrease (Increase) in Accounts Receivable                260,132           (  330,295 )
         (Increase) in Inventories                              (  178,393 )
         (Increase) in Advance and Loans Receivable             (    9,378 )         (      355 )
         (Increase) in Prepaid Expenses                         (   13,900 )
         Increase in Accounts Payable                            1,630,519              967,643
         Increase in Current Portion of
          Long-Term Debt                                               182               20,381
                                                              ------------       --------------
Net Cash Provided By Operating Activities                          424,506              433,241
                                                              ------------       --------------
Cash Flows From Investing Activities:
     (Increase) in Property, Plant & Equipment                  (  228,706 )         (   21,000 )
     Decrease In Other Assets                                       26,607
     Reverse Acquisition of Business                                31,316           (1,012,660 )
                                                              ------------       --------------
Net Cash Used In Investing Activities                           (  170,390 )         (1,033,650 )
                                                              ------------       --------------
Cash Flows From Financing Activities:
      Bank Overdraft                                                                     88,189
     (Repayment of) Addition to Promissory Notes                (   48,416 )            513,269
                                                              ------------       --------------
      Net Cash Used In Financing Activities                     (   48,416 )            601,458
                                                              ------------       --------------
Increase In Cash                                                   205,307                1,049
Beginning Cash                                                       2,963                1,069
                                                              ------------       --------------
Ending Cash                                                   $    208,270                2,118
                                                              ============       ==============


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying interim financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. The June 30, 1996 balance sheet data was derived from audited financial statements included on Form 8-K dated October 4, 1996. The interim financial statements and notes thereto do not include all the information required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements. The interim financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

2. Oxford Capital Corp. ("Oxford") was organized under the laws of Nevada in May, 1985. From 1993 until October, 1996, Oxford was not engaged in an active trade or business. In October, 1996, Oxford acquired 100% of the issued and outstanding shares of Rx Staffing Corp. ("Rx Staffing") and Safety and Fatigue Consultants International, Inc. ("SFCI") in exchange for an aggregate of 27,401,601 new shares and 1,329,300 warrants of Oxford. Oxford, Rx Staffing and SFCI are hereinafter collectively referred to as "the Company".

3. Rx Staffing was organized in December, 1995, under the laws of the state of Texas and is engaged in providing employee leasing services, primarily in the state of Texas. Effective January 1, 1996, Rx Staffing contracted with Creative Employment Concepts, Inc. ("CECI") to acquire all the employee leasing contracts and furniture and equipment in the possession of CECI as of that date for payments of $6,700 per month until $1,068,000 is paid. Effective January 1, 1996, Rx Staffing also entered into an agreement with a stockholder of CECI whereby, for $600,000, the stockholder agreed not to compete with the Company for a period of five years. The costs of the January 1, 1996, acquisition were as follows:

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

          Paid to stockholder  out of cash
          flow through June 30, 1997                 $   600,000

          Assumption of long-term debt
          payable to CECI.                               533,650
                                                     -----------
          Total Cost                                 $ 1,133,650
                                                     ===========

4. SFCI was organized during March, 1996, under the laws of the state of Texas and is engaged in providing consultation services and training materials on safety and fatigue of truck drivers.

     The merger of Oxford, Rx Staffing and SFCI was accounted for as a reverse acquisition similar to a pooling of interests. The activity of all entities have been retroactively presented. All intercompany profits and transactions have been eliminated in consolidation, including those transactions entered into prior to the merger.

     The consolidated financial statements include the activity of the Company since January 1996, the date of RX Staffing began business operations.

5. The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, it continues to incur net operating losses and a deficit in cash flows which could impact its ability to continue as a going concern. Management is working to reduce expenses, negotiate favorable terms with creditors and to raise additional equity capital. There can be no assurance that the Company will be successful in its efforts to alleviate its liquidity problems. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Pertaining to Forward Looking Statements

The statements contained in this Form 10-QSB which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results of differ materially are the risks and uncertainties discussed in this Form 10-QSB and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Many of these factors are beyond the control of the Company, any of which, or a combination of which, could materially affect the results of the Company's operations and whether such forward-looking statements made by the Company ultimately prove to be accurate.

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

Financial Presentation

The following discussion should be read in conjunction with, and is qualified in its entirety by, the foregoing and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

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

The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self insured plans and guaranteed cost programs. Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history.

Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. The Company is insured under a large deductible insurance plan. Workers' compensation costs for fiscal 1997 also include reserves for claims which have been incurred but not reported and for anticipated loss development.

The Company's primary operating expenses are administrative personnel, other general and administrative expenses and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operation expenses. Sales and marketing expenses include compensation of sales executives and the marketing staff, as well as marketing and advertising expenses.

Material Changes in Results of Operation

Rx Staffing, Inc. was organized in December, 1995, but did not begin conducting business until January, 1996 following the acquisition of certain assets of CECI. Safety and Fatigue Consultants International, Inc. was organized in March, 1996, at which time it began to internally develop programs and materials, and begin conducting marketing, sales and general business activities. The Institute of Sleep and Neuroscreen did not begin business operations until August, 1996.

Results of Operation

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                             Three                 Three                Nine                 Nine
                                            Months                Months               Months               Months
                                             Ended                 Ended                Ended                Ended
                                           March 31,             March 31,             March                March
                                             1997                  1996               31, 1997             31, 1996
                                        ---------------       ---------------      --------------       --------------
Revenues                                         100.0 %              100.0 %            100.0 %               100.0 %
Direct cost                                       96.8                 93.1               93.4                  93.1
                                        ---------------       ---------------      --------------       --------------
Gross profit                                       3.2                  6.9                6.6                   6.9
                                        ---------------       ---------------      --------------       --------------
Expenses:
   Selling, general and
    administrative                                19.9                  7.7               15.7                  11.7
     Interest                                      0.8                  0.4                0.4                   0.6
            Total expenses                        20.7                  8.1               16.1                  12.3
                                        ---------------       ---------------      --------------       --------------
Operating income (loss)                          (17.4)                (1.2)              (9.6)                 (5.5)
Other income (loss)                                0.6                                      0.4
                                        ---------------       ---------------      --------------       --------------
Income (loss) before taxes                       (16.8)                (1.2)              (9.2)                 (5.5)
Provision for income taxes
                                        ---------------       ---------------      --------------       --------------
Net income (loss)                                (16.8)%               (1.2)%             (9.2)%                (5.5)%
                                        ===============       ===============      ==============       ==============


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Gross Revenues. Gross revenues from salaries, wages, workers' compensation, health care and employment taxes of work site employees were $4,291,117 for the three months ended March 31, 1997 compared to $4,830,631 for the three months ended March 31, 1996, a decrease of 11.1%. The decrease in gross revenues was attributable to the loss of a large client in January, 1997. The average number of worksite employees paid per month during the three months ended March 31, 1997 was 1,060 as compared to 1,042 during the three months ended March 31, 1996, while monthly revenue per worksite employee was $4,046 during the three months ended March 31, 1997 as compared to $4,830 during the three months ended March 31, 1996.

Gross Profit. Gross profit was $139,205 for the three months ended March 31, 1997 compared to $332,435 for the three months ended March 31, 1996, a decrease of 107.8%. Gross margin for the two periods was 3.2%and 6.9%, respectively. The decrease in gross profit and gross margin was primarily attributable to the loss of a large client in January of 1997 which had yielded a higher than average administrative fee. Monthly gross mark-up per worksite employee totaled $99 during the three months ended March 31, 1997 as compared to $98 during the three months ended March 31, 1996.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("S, G & A") were $853,758 for the three months ended March 31, 1997 compared to $370,215 for the three months ended March 31, 1996, a 130.6% increase. As a percentage of sales, S, G & A increased from 7.7% to 19.9%. The increase in S, G & A in absolute terms and as a percentage of sales was attributable principally to the funding of SFCI.

Net Loss. Net loss was $721,287 for the three months ended March 31, 1997 compared to $58,248 for the three months ended March 31, 1996. The increase in loss is attributable to the lower gross profit and increased S, G & A experienced in the current quarter as compared to the prior period quarter. Loss per share for the current quarter and the prior period quarter were $.02 and $.01, respectively.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

Gross Revenues. Gross revenues from salaries, wages, workers' compensation, health care and employment taxes of work site employees were $14,648,492 for the nine months ended March 31, 1997 compared to $4,830,631 for the nine months ended March 31, 1996, an increase of 203.2%. The increase was attributable to a full nine months of operations in fiscal 1997 as compared to only three months of operations for the fiscal 1996 period.

Gross Profit. Gross profit was $963,577 for the nine months ended March 31, 1997 compared to $332,435 for the nine months ended March 31, 1997, an increase of 189.9%. Gross profit was 6.6% of revenues for the fiscal 1997 period compared to 6.9% for the fiscal 1996 period. The increase in gross profits was primarily attributable to operating for nine months in fiscal 1997 versus three months in the prior fiscal period. The gross margin decreased was not material.

Selling, General and Administrative Expense. S, G & A were $2,300,738 for the nine months ended March 31, 1997 compared to $566,694 for the nine months ended March 31, 1997, a 306.0% increase. As a percentage of sales, G & A increased from 11.7% to 15.7%. The increase in S, G & A in absolute terms and as a percentage of sales was attributable to the increase costs at RX Staffing attributable to operating for nine months in fiscal 1997 versus three months in the prior fiscal period, and the funding of SFCI.

Net Loss. Net loss was $1,346,534 for the nine months ended March 31, 1997 compared to $263,727 for the nine months ended March 31, 1996. The increase in loss is attributable to the lower gross profit and increased S, G & A experienced in the current fiscal year period as compared to the prior fiscal year period.

Loss per share for the current fiscal year period and the prior fiscal year period were $.04 and $.04, respectively.

Liquidity and Capital Resources

The Company had a cash balance of $208,270 and a deficit in working capital of $2,109,060 at March 31, 1997 compared to a cash balance of $2,963 and a deficit in working capital of $625,205 at June 30, 1996. The increase in the Company's working capital deficit was attributable to the loss incurred during the nine months ended March 31, 1997 and includes $2,442,634 of payroll taxes payable in July of 1997.

The Company's cash flows from operating activities were $451,113 in the fiscal 1997 period as compared to $433,241 for the fiscal 1996 period. The decrease in operating cash flows during fiscal 1997 reflects the loss for the period which was offset principally by increases in payroll taxes payable.

Cash used in investing activities totaled $170,390 in the fiscal 1997 period compared to $1,033,650 for the fiscal 1996 period. Approximately $90,000 of the cash used in investing activities in fiscal 1997 and $30,000 of the used in investing in fiscal 1996 related to payments pursuant to a non-compete agreement entered into in connection with the acquisition of Rx. The balance of the funds used in investing activities in the fiscal 1997 period related to purchases of furniture and equipment and costs.

Cash flows from financing activities totaled $(48,416) for the nine months ended March 31, 1997 as compared to cash used in financing activities of $601,458 in the nine months ended March 31, 1997. Cash flows from financing activities during the nine months ended March 31, 1996 consisted of $100,000 of contributed capital arising from the Rx acquisition and approximately $88,189 arising from increases in the Company's bank overdraft. The use of cash in financing activities during fiscal 1997 reflects the net repayment of a loan in the amount of $48,416.

At March 31,  1997,  the  Company's  principal  obligations,  other  than  those relating to meeting its ongoing working capital needs, consisted of a non-interest bearing note payable in connection with the Company's acquisition of Rx. The note is unsecured and provides for monthly payments of $6,700 until $1,068,000 has been paid. The note was originally recorded at a discounted value of $533,650, reflecting a 12% discount rate. The discounted balance of the note payable at March 31, 1997 was $490,164.

At June 30, 1997, the Company was also obligated under a lease covering its principal offices expiring December 31, 2001 and two leases for office equipment expiring December 31, 1999 and 2000. The Company's lease obligations at March 31, 1997 provided for current minimum annual payments of $193,836, escalating to $222,180 for the fiscal year ending June 30, 2001.

While management is working to reduce expenses, negotiate favorable terms with creditors and to raise additional equity capital, there can be no assurance that the Company will be successful in its efforts to alleviate its liquidity problems. There is no commitment at present for any of these options. Without the success of one of these options, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OXFORD CAPITAL CORP.


Date:  October 31, 1997               By:  /s/ Robert Cheney
                                         ---------------------------------------
                                         Robert Cheney, Chairman and Principal
                                         Executive Officer


Date: October  31, 1997               By:  /s/ Jerry Stovall
                                         ---------------------------------------
                                         Jerry Stovall, Treasurer and Principal
                                         Financial Officer