Form 10QSB
period 1997-12-31
OXFORD CAPITAL CORP /NV
filed 1998-03-18
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

                                         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ______________ to _____________

                            Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
          (Exact name of small business issuer as specified in its charter)


                     Nevada                                 87-0421454
          ______________________________        _______________________________
         (State or other jurisdiction of       (IRS Employer Identification No.)
          incorporation or organization)


            4245 North Central Expressway, Suite 300, Dallas, Texas 75205
                 (Address of principal executive offices) (Zip Code)


                                    (214) 520-0100
                             (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of February 12, 1998, 10,334,638 shares of Common Stock of the issuer were outstanding.

                                OXFORD CAPITAL CORP.

                                        INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - December 31, 1997
            and June 30, 1997..............................................    3

            Condensed Consolidated Statements of Operations - For the
            three and six months ended December 31, 1997
            and 1996.......................................................    5

            Condensed Consolidated Statements of Cash Flows - For the
            six months ended December 31, 1997 and 1996 ...................    6

            Notes to Unaudited Consolidated Financial Statements...........    8

       Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results  of Operations...................................   11

PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K...........................   16

SIGNATURES  ...............................................................   17

                           PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        OXFORD CAPITAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                      December 31, 1997          June 30, 1997
                                     -------------------         ---------------

Assets:
Current Assets:
   Cash                                $       373,457          $        437,410
   Accrued Payroll Receivable                        0                   415,860
   Accounts Receivable, Net of
      Allowance for Doubtful
      Accounts of $121,866 and
      $66,629 at December 31, 1997
      and June 30, 1997, respectively         2,231,032                  141,210
Inventories                                           0                   53,495
Notes Receivable                                 48,375                        0
Employee Advances & Loans Receivable            278,515                        0
Prepaid Expenses and Other Assets                18,455                   13,900
                                             -----------             -----------
              Total Current Assets            2,949,834                1,061,875
                                             -----------             -----------
Fixed Assets:
Furniture, Fixtures & Equipment                 774,044                  209,678
   Accumulated Depreciation                    (183,597)                 (30,385)
                                             -----------             -----------
              Total Fixed Assets                590,447                  179,293
                                             -----------             -----------
Other Assets:
   Goodwill, Net of Accumulated
   Amortization of $1,322,524 at
      December 31, 1997                      11,159,432                        0
   Covenant Not to Compete, Net of
   Accumulated Amortization of $20,000 at
   December 31, 1997                            651,991                        0
Notes Receivable                                348,634                        0
Accounts Receivable - Related Party                   0                   46,284
Accounts Receivable - Cost                            0                   45,140
Deferred Acquisition Costs - Webster                  0                   81,991
Other Assets                                    478,458                      337
                                            ------------             -----------
              Total Other Assets             12,638,515                  173,752
                                            ------------             -----------
Total Assets                            $    16,178,796           $    1,414,920
                                            ============             ===========

                                     See Notes to Financial Statements

                       OXFORD CAPITAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      (Cont'd)


                                       December 31, 1997           June 30, 1997
                                      -------------------          -------------

Liabilities & Shareholders Equity
Current Liabilities
    Bank Overdraft                     $        240,445          $      159,643
    Accrued Payroll Payable                     335,300                 287,056
    Accounts Payable                          2,542,721                  90,749
    Accrued Expenses                            156,028                  98,174
    Payroll Taxes Payable                     4,689,081               4,037,601
    Note Payable                              6,187,500                       0
    Current Portion of Long-Term Debt            67,685                  77,563
                                           --------------           ------------
       Total Current Liabilities             14,218,760               4,750,786
                                           --------------           ------------
Long-Term Debt                                5,804,783                 399,028
                                           --------------           ------------
    Total Liabilities                        20,023,543               5,149,814
                                           --------------           ------------
Shareholders Equity
    Preferred Stock                                 100                       0
    Common Stock                                 10,334                  33,064
    Additional Paid-In Capital                1,439,549               1,370,475
    Retained Earnings                        (5,294,730)             (5,138,433)
                                           ---------------          ------------
       Total Shareholders Equity            (3,844,747)              (3,734,894)
                                           ---------------          ------------
       Total Liabilities & Shareholders
       Equity                              $ 16,178,796          $    1,414,920
                                           ===============          ============

                          See Notes to Financial Statements

                       OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                 Three Months Ended                      Six Months Ended
                                    December 31,                            December 31,
                               ----------------------                   ---------------------

                                   1997              1996                 1997                  1996
                               ------------      -------------         -------------        ------------
Revenues:                      $30,315,516       $ 5,263,859           $ 41,076,927         $ 10,357,375
Cost of Goods Sold              28,605,987         4,904,862             38,597,041            9,533,003
                               ------------      -------------         -------------         ------------
     Gross Profit                1,709,529           358,997              2,479,886              824,372
                               ------------      -------------         -------------         ------------
Expenses:
      Selling, General &
Administrative                   1,071,629           489,412             1,912,206             1,286,087
     Development Expenses           31,443           309,751               221,726                72,959
                               ------------      -------------         -------------         ------------
     Total Expenses              1,103,072           799,163             2,133,932             1,359,046
                               ------------      -------------         -------------         ------------
Earnings (Loss) Before
Interest, Taxes, Depreciation
& Amortization                     606,457          (440,166)              345,954              (534,674)
                               ------------      -------------         -------------         ------------
Other Income (Expense)
     Interest                     (112,492)          (15,581)             (153,396)              (31,296)
     Minority Interest                                27,883                                      28,657
     Depreciation                  (48,113)           (7,996)              (68,184)              (10,846)
     Amortization                 (173,101)          (77,088)             (280,670)              (77,088)
                               ------------      -------------         -------------
     Total Other Income
(Expense)                         (333,706)          (72,782)             (502,250)              (90,573)
Income Taxes                           -0-               -0-                   -0-                   -0-
                               ------------      -------------         -------------          ------------
Net Income (Loss)            $     272,751       $  (512,948)        $    (156,296)         $   (625,247)
                               ============      =============         =============          ============
Weighted Average Shares
    Outstanding                 12,820,371        31,988,454            22,942,328            18,498,609
                               ============      =============         =============          ============
Income (Loss) per share      $        0.02       $     (0.02)        $       (0.01)         $      (0.03)
                               ============      =============         =============          ============

                          See Notes to Financial Statements

                       OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       Six Months Ended December 31,
                                                   -------------------------------------
                                                        1997                  1996
                                                   ---------------       ---------------

Cash Flow From Operting Activites:
Net Loss                                            $    (156,296)        $    (625,247)
Depreciation                                                68,184                10,846
Amortization                                               280,670                77,089
Inventory Write-Down                                        53,495
Adjustments to Reconcile Net Loss with Net                                             0
Cash Provided By Operating Activities
    Decrease (Increase) in Accounts Receivable           (948,498)
    Decrease (Increase) in Accrued Payroll Receivable      415,860               240,505
    (Increase) in Inventory                                      0             (140,610)
    Minority Interest                                            0              (28,657)
    (Increase) in Notes Receivable                         223,265
    (Increase) in Prepaid Expenses and Employee
       Advances                                          (274,786)                     0
    Increase (Decrease) in Accounts Payable              (252,882)              (28,319)
    Increase (Decrease) in Accrued Payroll                      94               880,110
    (Decrease) in Accrued Expenses                          57,854                     0
    Increase (Decrease) in Payroll Taxes Payable             2,686                     0
    Other                                                   36,878                   181
                                                     -------------         -------------
Net Cash Provided By (Used In) Operating Activities      (493,476)             (385,898)
                                                     -------------         -------------
Cash Flows From Investing Activities:
    Purchases of Property, Plant & Equipment              (51,218)             (197,596)
    Cash Acquired Through Acquisitions                     361,304                31,316
    Decrease In Deferred Acquisition Costs                  81,991                     0
    Decrease In Accounts Receivable - Crest                 45,140                     0
    Decrease In Accounts Receivable - Related Party         46,284                     0
    Decrease In Other Assets                                29,406                26,621
                                                     -------------         -------------
Net Cash (Used In) Investing Activities                    512,907             (139,659)
                                                     -------------         -------------
Cash Flows From Financing Activities:
       Bank Overdraft                                       80,802                     0
    Increase (Decrease) in Promissory Notes              (164,186)              (12,115)
                                                     -------------         -------------
Net Cash Used In Investing Activities                     (83,384)              (12,115)
                                                     -------------         -------------
Increase In Cash                                          (63,953)               234,124
Beginning Cash                                             437,410                 2,963
                                                     -------------         -------------
Ending Cash                                          $     373,457         $     237,087
                                                     =============         =============

                          See Notes to Financial Statements

                       OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Six Months Ended December 31,
                                                        ------------------------------------
                                                            1997                    1996
                                                        ------------            ------------

Supplemental disclosures of cash flow information
Non cash investing and financing activities
    Purchase of goodwill by issuance of short-term
     and long-term debt                                  $ 12,481,956
Debentures payable converted to shares of common
    stock                                                                       $ 169,789
Accounts payable converted to warrants to acquire                               $ 757,752
common stock

                          See Notes to Financial Statements

                       OXFORD CAPITAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1997


1.    INTERIM PRESENTATION

     The accompanying interim financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. The June 30, 1997 balance sheet data was derived from audited financial statements included in Form 10-KSB dated June 30, 1997. The interim financial statements and notes thereto do not include all information required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in Form 10-KSB for the period ended June 30, 1997. The interim financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

2.    DISCONTINUANCE OF OPERATIONS OF SFCI

     The results of marketing and sales efforts of the Company's wholly-owned subsidiary, Safety and Fatigue Consultants International, Inc. ("SFCI") have not met expectations and, accordingly, in an effort to reduce operating costs and overhead, management discontinued its operations effective as of December 31, 1997.

3.    ACQUISITIONS

     The following acquisitions were accounted for under the purchase method of accounting.

      (a)   Insource America, Inc.

          On July 31, 1997, the Company acquired substantially all of the assets of Insource America, Inc. (Insource), an employee leasing firm with operations in Portland, Oregon and Missoula, Montana, it subsequently entered into a management contract to operate United Staffing of Utah, Inc. ("USU"), a Salt Lake City, Utah subsidiary of Insource. The assets were acquired by United Staffing Corp. ("USC"), a newly formed wholly-owned subsidiary incorporated under the laws of the State of Nevada. USC issued a promissory note guaranteed by Oxford to Insource in the amount of $6,187,500 due and payable on or before June 30, 1998, with a 10% principal payment due on or before January 5, 1998. This payment date was extended to April 15, 1998 because the audits of Insource and its subsidiary have not been completed, a condition precedent to the acquisition. The note was subsequently extended to July 31, 1998. Insource owes approximately $5,700,000 to the IRS. The IRS has levied the note given by USC to Insource.

      (b)   PRC Enterprises, Inc.

          On September 2, 1997, but effective September 1, 1997, the Company acquired 100% of the issued and outstanding shares of PRC Enterprises, Inc. (PRC), headquartered in Houston, Texas. PRC provides employee-leasing services for approximately 1,950 employees. In exchange for the shares of PRC, the Company issued a note in the amount of $4,500,000. The note, which is collateralized with the PRC stock, bears interest of 8%, is due as follows:

          (i) Principal and interest are due annually in an amount equal to the greater of 30% of the gross profits of PRC, as defined, or $450,000.

          (ii) Any unpaid principal and interest is due three years from the date of execution.

      The PRC note is convertible into shares of Oxford as follows:

          (i) The payee is entitled to convert any unpaid principal at the then market price of the Oxford stock in minimum amounts of $250,000 no more frequently than once during any one six-month period.

     After paying all accrued interest and principal except $1,000,000, the outstanding $1,000,000 is convertible to shares of Oxford at the then market price at the option of the Company.

      (c)   Crest Outsourcing, Inc.

          On February 14, 1997, the Company agreed to acquire 100% of the issued and outstanding shares of Crest Outsourcing Inc. (Crest) in exchange for 5,333,333 newly issued shares of Oxford common stock and 500,000 newly issued shares of Series A Redeemable Convertible Preferred Stock. On March 1, 1997, Oxford guaranteed a Crest note payable to Continental Casualty Company in the amount of $885,000. On September 30, 1997, the Company amended the purchase agreement. Under the amended agreement, the Company issued 100,000 newly issued shares of a Series A Redeemable Convertible Preferred Stock, a note in the amount of $250,000 and warrants to purchase 250,000 common shares of Oxford. Each preferred stock share is convertible into 1 share of common stock and warrants to acquire 1 newly issued common share of Oxford at the following prices: 25,000 at $1 per share; 25,000 at $1.50 per share; and 50,000 at 80% of the then market price of Oxford common stock. The $250,000 note payable bears 6% interest and is payable over a period of 58 months. The warrants to acquire 250,000 common shares are exercisable at $1 per share for a period of three years. On October 1, 1997, the acquisition of Crest was consummated.

      (d)   Webster Leasing, Inc.

          On March 13, 1997, the Company agreed to acquire 100% of the issued and outstanding shares of Webster Leasing, Inc. (Webster), in exchange for 772,393 shares of Oxford common stock. The former owners of Webster continue to operate Webster under a management contract pending completion of an audit of Websters books and records. The acquisition was concluded on December 1, 1997.

4.    PRO FORMA INFORMATION

     The following unaudited pro forma financial information gives effect to the combined historical results of operations of the Company, USC, Insource, PRC, Crest and Webster for the three months ended December 31, 1997 and 1996, and assumes that the acquisitions had been effective as of the beginning of each such period. The pro forma information is not indicative of the actual results, which would have occurred had the acquisitions been consummated at the beginning of such periods, or of future operations of the Company. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate non-recurring expenses, to amortize the excess purchase price over the underlying value of net assets and to reflect additional interest expense.

                             For the Three Months Ended          For the Six Months ended
                                    December 31,                       December 31,
                           ------------------------------      -----------------------------
                               1997             1996               1997             1996
                           ------------     -------------      ------------     ------------

Revenue                    $ 32,753,282     $ 40,816,674       $61,762,620      $76,318,002
Net Income (Loss)               324,948        5,021,510          (106,132)      (5,568,215)
Income (Loss) per share    $       0.03     $      (0.15)      $     (0.00)     $     (0.30)


     The decrease in revenue and net income (loss) as reflected in the preceding pro forma financial information for the three and six month period ended December 31, 1997, as compared to the three and six month period ended December 31, 1996, is principally attributable to the Companys efforts to terminate client contracts that do not meet its profitability criteria and unusual expenses in the 1996 periods such as workers compensation insurance, over staffing and uncollectability of certain receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Pertaining to Forward Looking Statements

     The statements contained herein which are not historical facts are forward-looking statements that involve various risks and uncertainties. Therefore, the actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors which could cause the actual results to differ materially are the risks and uncertainties described both in this Form 10-QSB and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. Many of these factors are beyond the control of the Company, any of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate.

Overview

     The Company through its subsidiaries provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's integrated employment related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co- employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to a company's work site employees. In addition, the Company offers certain specialty managed care services on a stand alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self insured employers.

Financial Presentation

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the foregoing and the Company's Consolidated Financial Statements and Notes thereto.All references to the Company are of its operating subsidiaries.

     The Company's revenues include billings to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of work site employees. The Company is obligated to pay the gross salaries and wages, related employment taxes as well as health care and workers' compensation costs of its work site employees whether or not the Company's clients pay the Company on a timely basis, or at all. The Company believes that including such amounts as revenues appropriately reflects the responsibility, which the Company bears for such amounts and is consistent with industry practice. In addition, the Company's revenues are subject to fluctuations as the result of (i) changes in the volume of work site employees serviced by the Company, (ii) changes in the wage base and employment tax rates of work site employees, and (iii) changes in the mark up charge by the Company for its services.

     The Company's primary direct costs are (i) salaries, wages and the employer's portion of social security taxes, Medicare premiums and federal unemployment taxes, (ii) health care and workers'compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in item (ii) and (iii). The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs. Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history.

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Workers' compensation costs for fiscal 1997 also include reserves for claims, which have been incurred but not reported, and for anticipated loss.

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

Material Changes in Results of Operation

     During the quarter ended December 31, 1997, the Company completed the acquisitions of (i) the assets of Crest Outsourcing, Inc., ("Crest"); and (ii) Webster leasing, Inc., ("Webster"). Crest provides staff leasing services from offices in Albuquerque, New Mexico and Los Angles, California and Webster provides staff leasing services from offices in Waco, Texas.

Results of Operation

     The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:


                                           Three Months     Three Months    Six Months      Six Months
                                              Ended            Ended           Ended           Ended
                                           December 31,     December 31,    December 31,   December 31,
                                              1997             1996           1997            1996
                                         --------------    ------------   ------------    ------------
                                           100.0%          100.0%         100.0%          100.0%
Revenues                                    94.36           93.18          93.96           92.04
Direct cost
Gross profit                                 5.64            6.82           6.04            7.96
Expenses:
  Selling, general and administrative        3.53            9.29           4.65           12.41
  Development                                0.10            5.88            .53             .70
     Total expenses                          3.63           15.17           5.18           13.11
Earnings before interest, depreciation
and amortization                             2.00           (8.36)           .84           (5.16)
Other income (expenses)                     (1.10)          (1.38)         (1.22)           (.86)
Income (loss) before taxes                    .89           (9.74)          (.38)          (6.03)
Provision for income taxes                     -               -              -               -
Net income (loss)                             .89%          (9.74)%         (.38)%         (6.03)%

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Revenue. Gross revenues totalled $30,315,516 for the three months ended December 31, 1997 compared to $5,263,859 for the three months ended December 31, 1996, an increase of $25,051,657 or 476%. The increase was attributable to the aggregate contribution of gross revenues from the inclusion of Insource, Webster PRC and Crest, and partially offset by a decrease in Rx Staffing gross revenues. Without the inclusion of the acquired businesses, revenues for the three months ended December 31, 1997 would have totalled $4,912,167 a decrease of 351,692 or 6.7% from the corresponding period of the prior year. Rx Staffing terminated a client, (which accounted for approximately 25% of its business in 1996) because of excessive workers compensation losses and a high incident of State unemployment claims. The average number of worksite employees paid per month during the three months ended December 31, 1997 was 4,595 compared to 1,060 during the three months ended December 31, 1996, while monthly revenue per worksite employee was $2,199 during the three months ended December 31, 1997 as compared to $3,257 during the three months ended December 31, 1996.

Gross Profit. Gross profit totalled $1,709,529 for the three months ended December 31, 1997 compared to $358,997 for the three months ended December 31, 1996, an increase of $1,350,532 or 476%. The increase in gross profit was primarily attributable to the aforementioned increase in gross revenue. The gross margin for the two periods was 5.64% and 6.82%, respectively. The decrease in gross margin was primarily attributable to lower margin business acquired from Insource, Webster, Crest and PRC. Without the inclusion of the acquired businesses, the gross profit for the three months ended December 31, 1997 would have totalled $510,587, an increase of $151,590 or 42.2% from the corresponding period of the prior year. Monthly gross mark-up per worksite employee totaled $124 during the three months ended December 31, 1997 as compared to $123 during the three months ended December 31, 1996.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("S G & A") were $1,071,629 for the three months ended December 31, 1997 compared to $489,412 for the three months ended December 31, 1996, an increase of $582,217 or 219%. The increase in S, G & A was attributable to the inclusion of S, G & A for USC, Webster , Crest and PRC, as well as an increase in corporate expenses. Without the inclusion of the acquired businesses, SG&A for the three months ended December 31, 1997 would have totalled $389,059 a decrease of 969,987 or 286% from the corresponding period of the prior year. As a percentage of sales, S, G & A decreased from 9.29% to 3.53%. The Company is attempting to reduce expenses by centralizing operating functions and eliminating excess personnel and other general and administrative costs.

Net Income. Net Income was $272,749 for the three months ended December 31, 1997 compared to a loss of ($512,948) for the three months ended December 31, 1996. The increase in the net income is primarily attributable to the termination of the business of SFCI and the acquisitions of USC, Webster, Crest and PRC.

Six Months  Ended  December 31, 1997  Compared to Six Months Ended  December 31,
1996

Revenue. Gross revenues were $41,076,927 for the six months ended December 31, 1997 compared to $10,357,375 for the six months ended December 31, 1996, an increase of $30,719,552 or 397%. The increase was attributable to the aggregate contribution of gross revenues from the inclusion of Insource, Webster PRC and Crest, and partially offset by a decrease in Rx Staffing gross revenues. Rx Staffing terminated one client, which accounted for approximately 25% of its business in 1996 because of excessive workers compensation losses and a high incident of State unemployment claims. Without the inclusion of the acquired businesses, revenues for the six months ended December 31, 1997 would have totalled $9,862,904, a decrease of $494,471 or 4.8% from the corresponding period of the prior year. The average number of worksite employees paid per month during the six months ended December 31, 1997 was 4,594 compared to 1,060 during the six months ended December 31, 1996, while monthly revenue per worksite employee was $1,629 during the six months ended December 31, 1997 as compared to $1,100 during the six months ended December 31, 1996.

Gross Profit. Gross profit was $2,479,886 for the six months ended December 31, 1997 compared to $824,372 for the six months ended December 31, 1996, an increase of $1,655,5614 or 301%. The increase in gross profit was primarily attributable to the aforementioned increase in gross revenue. Gross margin for the two periods was 6.04% and 7.96%, respectively. The decrease in gross margin was primarily attributable to lower margin business acquired from Insource, Webster, Crest and PRC. Without the inclusion of the acquired businesses, gross profit for the six months ended December 31, 1997 would have totalled $927,542, and increase of $103,170 or 12.5% from the corresponding period of the prior year. Monthly gross mark-up per worksite employee totaled $90 during the six months ended December 31, 1997 as compared to $130 during the six months ended December 31, 1996.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("S G & A") were $1,912,206 for the six months ended December 31, 1997 compared to $1,286,087 for the six months ended December 31, 1996, an increase of $626,119 or 149%. The increase in S, G & A was attributable to the inclusion of S, G & A for USC, Webster , Crest and PRC, as well as an increase in corporate expenses. As a percentage of sales, S, G & A decreased from 12.41% to 4.65%. Without the inclusion of the acquired businesses, SG&A for the six months ended December 31, 1997 would have totalled $781,592, a decrease of $504,495 or 39.2% from the corresponding period of the prior year. The Company is attempting to reduce expenses by centralizing operating functions and eliminating excess personnel and other general and administrative costs.

Net Income. Net Income was $156,296 for the six months ended December 31, 1997 compared to a loss of ($625,247) for the six months ended December 31, 1996. The increase in the net income is primarily attributable to the termination of the business of SFCI and the acquisitions of USC, Webster, Crest and PRC.

Liquidity and Capital Resources

     The Company had cash of $373,457 and a deficit in working capital of $11,268,926 at December 31, 1997, compared to cash of $437,410 and a deficit in working capital of $3,688,911 at June 30, 1997. The increase in the Company's working capital deficit is principally attributable to a note of $6,187,500 issued in connection with the acquisition of Insource, a note of $4,500,000 issued in connection with the acquisition of PRC, a note of $250,000 issued in connection with the acquisition of Crest and $4,000,000 of payroll taxes payable which liabilities the Company inherited from the acquired companies.

Cash flows used in operating activities were $493,476 for the six months ended December 31, 1997 period as compared to $385,898 for the corresponding period of the prior year. This increase resulted from larger receivables, pre-paid expenses and a decrease in accrued expenses which were partially offset by improved earnings.

Cash used in investing activities totaled $512,907 for the six months ended December 31, 1997 as compared to $139,659 of cash from investing activities for the corresponding period of the prior year. The decrease in cash used in investing activity resulted principally from fewer purchases of property, plant and equipment, cash acquired through acquisition.

Cash flows used for financing activities were $(83,384) for the six months ended December 31, 1997 compared to cash used in financing activities of $12,115 for the corresponding period of the prior year. Cash flows used for financing activities during the six months ended December 31, 1997 consisted primarily of the decrease in promissory notes which was partially offset by an increase in the Company's bank overdraft position.

At December 31, 1997, the Company's principal obligations, other than those relating to its ongoing working capital needs, consisted of a non-interest bearing note payable of $6,187,500 due July 31, 1998 in connection with the Company's acquisition of Insource, a second note of $1,068,000, incurred in connection with the Company's acquisition of Rx Staffing. This note provides for monthly payments of $6,700 until $1,068,000 has been paid. The note was originally recorded at a discounted value of $533,650, reflecting a 12% discount rate. The discounted balance of the note payable at December 31, 1997 was $386,428; A note in the principal amount of $4,500,0000 in connection with the Companys acquisition of PRC, and a note in the amount of $250,000 in connection with the Companys acquisition of Crest.

At December 31, 1997, the Company was obligated under a lease covering its principal offices and two leases for office equipment expiring December 31, 1999 and 2000. The Company's lease obligations at December 31, 1997 provided for current minimum annual payments of $193,836, escalating to $222,180 for the fiscal year ending June 30, 2001.

During the six month period ended December 31, 1997, the Company requested and received the return to the treasury of 22,730,000 common shares issued in connection with the acquisition of SFCI. One shareholder and former officer of SFCI has not to date returned his shares. The Company intends to diligently pursue the return of those shares.

While management is working to reduce expenses, negotiate favorable terms with creditors and raise additional equity capital, there can be no assurance that the Company will be successful in its efforts to alleviate its liquidity problems. There are no commitments at present from creditors or potential investors. Without the success of one of these options, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

                             PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            NONE

      Reports on Form 8-K
                  NONE

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    OXFORD CAPITAL CORP.


Date: March 18, 1998                By:/s/ Robert Cheney
                                       -----------------------------------------
                                       Robert Cheney, Chairman and Principal
                                       Executive Officer

Date: March 18, 1998                By:/s/ Jerry Stovall
                                       -----------------------------------------
                                       Jerry Stovall, Treasurer and Principal
                                       Financial Officer