Form 10KSB/A
period 1997-06-30
OXFORD CAPITAL CORP /NV
filed 1998-05-21
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                     87-0421454
--------------------------------           ----------------------------------
(State or other jurisdiction of            (IRS  Employer Identification No.)
incorporation or organization


          4245 North Central Expressway, Suite 300, Dallas, Texas 75205
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Include Area Code:  (214) 520-0100

Securities Registered Pursuant to Section 13 of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
   ---------------------             -------------------------------------------
          None                                          None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes    No  X
         ----  -----

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

                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                       -------

PART I

    Item   1. Description of Business........................................  4
    Item   2. Description of Properties...................................... 15
    Item   3. Legal Proceedings.............................................. 15
    Item   4. Submission of Matters to a Vote of Security Holders............ 15

PART II

    Item   5. Market for Common Equity and Related Stockholder Matters....... 15
    Item   6. Management's Discussion and Analysis........................... 16
    Item   7. Financial Statements........................................... 21
    Item   8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 21

PART III

   Item   9. Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...............22
   Item  10. Executive Compensation..........................................23
   Item  11. Security Ownership of Certain Beneficial Owners and Management..24
   Item  12. Certain Relationships and Related Transactions..................25

PART IV

   Item 13.  Exhibits and Reports of Form 8-K................................26

SIGNATURES...................................................................27

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

     Since the acquisition of Rx and SFCI, the Company's operations here consisted principally of the employee leasing operations of Rx. The Company's integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to "workaday" employees. The Company believes its services assist business owners in: (i) managing escalating costs associated with workers' compensation, health insurance coverage, workplace safety programs, and employee-related litigation,
(ii) providing employers with administrative assistance, and (iii) reducing the time and effort required by business owners and executives to deal with the increasingly complex legal and regulatory environment affecting employment. As of June 30, 1997, the Company provided professional employer services to approximately 59 client organizations with nearly 1,000 employees, primarily in Texas.

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

     -- Expand Through Acquisitions. The PEO industry is highly fragmented, with approximately 1,100 PEOs operating in the United States, resulting in opportunities for consolidation. The Company believes that this industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to expand in current markets and to enter selected new markets by acquiring established quality PEOs to provide a platform for future regional consolidation. The
Company has identified certain fundamental attributes which characterize attractive potential new markets such as; (1) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions, (v) high workers' compensation rates and health care costs, and (vi) a high concentration of small to medium-sized businesses.

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


                               1996                         1997
                       --------------------          -------------------
                         High         Low             High          Low
                       --------     -------          ------       ------
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

Results of Operations

     The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                               Twelve Months       Six Months
                                                   Ended             Ended
                                               June 30, 1997     June 30, 1996
                                            -----------------   ----------------
Revenues                                            100.0%           100.0 %
Direct cost                                           93.9              94.5
                                             --------------      ------------
Gross profit                                           6.1               5.5
                                             --------------      ------------
Operating expenses:
         General and administrative                   17.6               6.8
         Sales and marketing                           2.5               1.1
         Asset impairment                              4.7               0.0
                  Total operating expenses            24.8               7.9
                                             --------------      ------------
Operating income (loss)                              (18.7)             (2.4)
Other income (loss)                                   (0.4)               0.0
                                             --------------      ------------
Income (loss) before taxes                           (19.1)             (2.4)
Provision for income taxes                             0.0               0.0
                                             --------------      ------------
Net income (loss)                                    (19.1)             (2.4)
                                             ==============      ============

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

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Cheshier & Fuller, L.L.P., and Thomas Leger & Co., L.L.P. appear on pages F-1 through F-30 of this report. See Index to Financial Statements on page 28.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

    Name                Age       Position
-------------          ----     --------------
Robert Cheney........   56     Chairman, Chief Executive Officer and Director
Rick Tarell..........   46     President, Chief Operating Officer and Director
Jerry Stovall........   35     Executive Vice President, Chief Financial Officer
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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each officer and director receiving compensation of at least $100,000 and the Chief Executive Officer for the three years ended June 30, 1997:


                                                           Annual Compensation
                                          ----------------------------------------------
                                                                           Other Annual      All Other
Name and Principal Position              Year       Salary (2)    Bonus    Compensation    Compensation
----------------------------            ------     -----------   ------    ------------    -------------
Robert Cheney........................    1997        $ -0-       $ -0-       $ -0-            $ -0-
  Chief Executive Officer and........    1996          -0-         -0-         -0-              -0-
  Chairman of the Board (1)              1995          -0-         -0-         -0-              -0-



--------

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

Name and Address of                           Number of Shares
Beneficial Owner (1)                          Beneficially Owned(2)     Percent
--------------------                         ----------------------    ---------

Jerry Stovall..................................   2,164,650  (3)          17.6%
  4245 N. Central Expressway, Suite 300
  Dallas, Texas 75205

Rick Tarell....................................   2,164,650  (4)          17.6%
  4245 N. Central Expressway, Suite 300
  Dallas, Texas 75205

Gary Thibodeaux................................     889,000                8.0%
  11201 Short Road
  Bentonville, Arkansas 72712

Atlas Overseas Investments Limited.............     750,000                6.7%
  P. O. Box N-10144
  Bitco Building East
  Nassau, Bahamas

Overseas Limited...............................     750,000                6.7%
  22 Markham Street
  London, England  SW3

Penguin Investments Limited....................     700,000                6.3%
  P. O. Box N-10144
  Bitco Building East
  Nassau, Bahamas

Robert Cheney..................................   1,290,719  (5)          10.4%
All officers and directors
  as a group (3 persons).......................   5,620,019  (6)          38.0%

---------

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

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS

(a)  Exhibits

        Exhibit
        Number                    Description of Exhibit
      ----------                 ------------------------

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

------------
*    Filed herewith

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

                                        OXFORD CAPITAL CORP.



                                        By: /s/ Robert Cheney
                                            --------------------------------
                                            Robert Cheney
                                            Chairman and Chief Executive Officer

Dated:        May 6, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Title                           Date
   -----------                       -------                         -----


 /s/ Robert Cheney
---------------------    Chairman of the Board, Chief             May 6, 1998
Robert Cheney            Executive Officer (Principal
                         Executive Officer) and Director

 /s/ Rick Tarell
---------------------    President, Chief Operating               May 6, 1998
Rick Tarell              Officer and Director


 /s/ Jerry Stovall
---------------------    Executive Vice President,                May 6, 1998
Jerry Stovall            Chief Financial Officer (Principal
                         Accounting and Financial Officer)
                         and Director

                                TABLE OF CONTENTS




                                                                          Page
                                                                        --------

Report of Independent Auditor, Cheshier & Fuller, L.L.P.................  F-1

Consolidated Balance Sheets as of June 30, 1997 and 1996................  F-2

Consolidated Statements of Income for the year ended June 30, 1997, six months ended June 30, 1996 and year ended December 31, 1995.....  F-4

Consolidated Statements of Changes in Stockholders' Equity for the
    year ended June 30, 1997, six months ended June 30, 1996 and year ended December 31, 1995........................................  F-5

Consolidated Statements of Cash Flows for the
    year ended June 30, 1997, six months ended June 30, 1996 and year ended December 31, 1995........................................  F-6

Notes to Consolidated Financial Statements..............................  F-8

Report of Independent Auditor, Thomas Leger & Co., L.L.P................ F-20

Balance Sheet as of June 30, 1996....................................... F-21

Statement of Operations for the year ended December 31, 1995 and for the six months ended June 30, 1996.................................. F-22

Statement of Stockholders Equity for the period from May 2, 1985 through June 30, 1996............................................... F-23

Statement of Cash Flows for the year ended December 31, 1995 and for the six months ended June 30, 1996.................................. F-25

Notes to Financial Statements........................................... F-26

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

                                                       CHESHIER & FULLER, L.L.P.
Dallas, Texas
September 30, 1997
(except for Note 10 to the financial statements, as to which the date is October 6, 1997)

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 1997 and 1996


                                     ASSETS


                                                                  June 30,
                                                            --------------------
                                                             1997          1996
                                                           --------      -------
Current assets
   Cash and cash equivalents                            $  437,410     $  4,361
   Accrued payroll receivable                              415,860      348,128
   Accounts receivable - clients,  net of allowance for
       doubtful accounts of $66,629 and $0 at
       June 30, 1997 and 1996, respectively                141,210       66,834
   Inventory - finished goods                               53,495           -0-
   Prepaid expenses                                         13,900           -0-
                                                         ---------      --------
            Total current assets                         1,061,875      419,323

Furniture and equipment, net of accumulated
   depreciation of $30,385 and $2,246 at
   June 30, 1997 and 1996, respectively                    179,293       21,018

Other assets
   Goodwill, net of accumulated amortization of
       $0 and $17,088 at June 30, 1997 and 1996,
       respectively                                            -0-      495,562
   Covenant not to compete, net of accumulated
       amortization of $0 and $60,000 at June 30,
       1997 and 1996, respectively                             -0-      540,000
   Accounts receivable - related party                     46,284            -0-
   Accounts receivable - Crest                             45,140            -0-
   Deferred acquisition costs - Webster                    81,991            -0-
   Other assets                                               337            -0-
                                                        ---------     ----------
TOTAL ASSETS                                           $1,414,920   $ 1,475,903
                                                        =========     ==========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                June 30,
                                                       -------------------------
                                                        1997               1996
                                                       ------             ------
Current liabilities
  Bank overdraft                                     $  159,643      $  383,598
  Accrued payroll payable                               287,056         237,375
  Accounts payable - trade                               90,749         857,609
  Accrued expenses                                       98,174          55,374
  Accounts payable - John Eckeberger                        -0-         157,486
  Payroll taxes payable                               4,037,601         169,553
  Current portion of obligation payable                  77,563         168,175
                                                     ----------       ----------
      Total current liabilities                       4,750,786       2,029,170

Long-term obligation payable                            399,028         508,520
                                                     ----------       ----------
      Total liabilities                               5,149,814       2,537,690
                                                     ----------       ----------
Preferred stock, par value $.001, 1,000,000 shares
  authorized, none issued                                   -0-             -0-
Common stock, par value $.001, 50,000,000 shares
  authorized, 33,064,284 shares issued and outstanding
  and 5,155,392 issued and outstanding at June 30,
  1997 and 1996, respectively                            33,064           5,155
Additional paid-in capital                            1,370,475         449,753
Retained deficit                                     (5,138,433)     (1,516,695)
                                                     ----------      -----------
  Total stockholders' equity                         (3,734,894)     (1,061,787)
                                                     ----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,414,920     $ 1,475,903
                                                     ==========      ===========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Year ended June 30, 1997, Six Months Ended
               June 30, 1996 and the Year Ended December 31, 1995

                                                       June 30,                   December 31,
                                        -----------------------------------
                                             1997                 1996                1995
                                        --------------       --------------       -------------

Sales                                     $ 18,913,720         $ 10,217,147        $         0
Cost of Sales                             (17,751,385)          (9,657,884)                  0
                                        --------------       --------------       -------------
         Gross Profit                        1,162,335              559,263                  0
                                        --------------       --------------       -------------
Impairment of long lived assets              (881,385)                   0                   0
General and administrative                 (3,328,921)            (696,786)           (392,132)
Selling expenses                             (490,629)            (117,560)                  0
                                        --------------       --------------       -------------
         Operating loss                    (3,538,600)            (255,083)           (392,132)
Other income (expenses)
         Other income                              175               34,970                  0
         Interest expense                     (83,313)             (40,812)            (18,000)
                                        --------------       --------------       -------------
Net loss before income taxes               (3,621,738)            (260,925)           (410,132)
Provision for income taxes                          0                    0                   0
                                        --------------       --------------       -------------
         Net loss                        $ (3,621,738)        $   (260,925)        $   410,132)
                                        ==============       ==============       =============
Primary loss per share                   $      (0.11)        $      (0.01)        $     (0.08)
                                        ==============       ==============       =============
Fully diluted loss per share             $      (0.11)        $      (0.01)        $     (0.08)
                                        ==============       ==============       =============
Weighted average shares outstanding         32,882,689           33,035,020           5,412,324
                                        ==============       ==============       =============


                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
        For the Year Ended June 30, 1997, Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995


                                                                                         Additional       Retained
                                                              Shares     Par Value    Paid-In Capital      Deficit        Total
                                                           ----------- ------------  ----------------   ------------    ---------
Balance, January 1, 1995                                     5,119,392    $   5,119       $  349,789       $(845,638)    $(490,730)
Issuance of stock in exchange for extension
  of note payable due date                                      36,000           36              (36)                            0
Issuance of stock in anticipation of a
  transaction  (returned in 1996)                             1,500,00        1,500           (1,500)                            0
Net loss                                                                                                    (410,132)     (410,132)
                                                            -----------   -----------     -----------     ------------   -----------
Balance, December 31, 1995                                   6,655,392        6,655          348,253      (1,255,770)     (900,862)
Return of shares noted above                                (1,500,000)      (1,500)          (1,500)                            0
Capital contributions - Rx Staffing and SFCI                                                 100,000                       100,000
Net loss                                                                                                    (260,925)     (260,925)
                                                            -----------   -----------     -----------     ------------   -----------
Balance, June 30, 1996                                       5,155,392        5,155          449,753      (1,516,695)   (1,061,787)
Issuance of stock in exchange for 100% of equity of SFCI    23,293,005       23,293          (23,293)                            0
Issuance of stock in exchange for 100% of equity of Rx
  Staffing                                                   4,108,601        4,109           (4,109)                            0
Capital contributed                                                                            1,000                         1,000
Conversion of loan payable to stock                            357,286          357          189,522                       189,879
Issuance of warrants to acquire common stock in exchange
  for accounts payable                                                                       757,752                       757,752
Issuance of stock as consideration for making a short-term
  loan to the Company                                          150,000          150             (150)                            0
Net loss                                                                                                   (3,621,738)  (3,621,738)
                                                           ------------   -----------     -----------    ------------- -------------
Balance, June 30, 1997                                      33,064,284    $  33,064      $ 1,370,475     $ (5,138,433) $(3,734,894)
                                                           ============   ===========     ===========    ============= =============

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the Year Ended June 30, 1997, Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995


                                                              June 30,             December 31,
                                                    --------------------------
                                                      1997              1996           1995
                                                    --------          --------     ------------
Cash flows from operating activities
   Net loss                                         $(3,621,738)     $ (260,925)    $(410,132)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                        182,393          79,334
   Impairment loss                                      881,385
   (Increase) decrease in:
       Accrued payroll receivable                       (67,732)       (348,128)
       Accounts receivable                              (74,376)        (31,804)      (35,030)
       Accounts receivable - related party              (46,284)
       Inventory                                        (53,495)
       Prepaid expenses                                 (13,900)
   Increase (decrease) in:
       Accrued payroll payable                           49,681         237,375
       Accounts payable - trade                          (9,108)        101,435       415,264
       Accrued expenses                                  82,680          24,494        30,879
       Accounts payable - John Eckeberger               (56,799)         56,799
       Payroll taxes payable                          3,868,048         169,553
                                                   -------------     -----------    -----------
Net cash provided by (used in) operating
activities                                            1,120,755          28,133           981
                                                   -------------     -----------    -----------
Cash flows from investing activities
   Purchase of covenant not to compete                 (100,687)       (499,313)
   Purchase of furniture and equipment                 (186,491)         (2,263)
   (Increase) in accounts receivable - Crest            (45,140)
   (Increase) in deferred acquisition costs             (81,991)
   (Increase) in other assets                              (338)
                                                   -------------     -----------    -----------
Net cash provided by (used in) investing
activities                                             (414,647)       (501,576)
                                                   -------------     -----------    -----------
Cash flows from financing activities
   Proceeds from issuance of promissory note            150,000
   Reduction of promissory note                         (92,917)
   Contributed capital                                    1,000         100,000
   Reduction of obligation payable                     (107,187)         (6,955)
   Increase (decrease) in bank overdraft               (223,955)        383,598
                                                   -------------     -----------    -----------
Net cash provided by (used in) financing               (273,059)        476,643
activities
                                                   -------------     -----------    -----------


                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the Year Ended June 30, 1997, Six Months Ended June 30, 1996
                      and the Year Ended December 31, 1995



                                                           June 30,        December 31,
                                                      ------------------
                                                       1997        1996       1995
                                                      -------    -------   ----------

Net increase in cash and cash equivalents             433,049      3,200       981

     Cash and cash equivalents balance at
         beginning of period                            4,361      1,161       180
                                                     --------    --------   --------
     Cash and cash equivalents balance at
         end of period                              $ 437,410   $  4,361   $ 1,161
                                                     --------    --------   --------

Supplemental disclosures of cash flow information

     Interest paid                                  $ 88,580    $ 26,545   $    -0-
                                                     ========    ========   ========
     Income taxes paid                              $     -0-   $     -0-  $    -0-
                                                     ========    ========   ========
Non cash investing activities

     Debentures payable converted to shares
         of common stock                            $169,789
                                                     =======
     Accounts payable converted to warrants to
         acquire common stock                       $757,752
                                                     =======
     Common shares issued (1995) and returned
         (1996) relative to potential merger -
         1,500,000 shares                                       $     -0-   $   -0-
                                                                 ========    =======
     Purchase of goodwill by issuance of
         long-term debt                                         $ 512,650
                                                                 ========
     Purchase of furniture and equipment by
         issuance of long-term debt                             $  21,000
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

          Furniture and Equipment                                 $       21,000
          Goodwill                                                       512,650
          Covenant Not To Compete                                        600,000

          Total Cost                                              $    1,133,650

 The above costs were financed as follows:

          Paid to Mr. Eckeberger  out of cash flow
          through June 30, 1997                                   $      600,000

          Assumption of long-term debt payable to CECI.                  533,650

          Total Cost                                              $    1,133,650

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

Consolidation Policy

     The merger of Oxford, Rx Staffing and SFCI was accounted for as a reverse acquisition similar to a pooling of interests. The activity of all entities have been retroactively presented. All inter-company profits and transactions have been eliminated in consolidation, including those transactions entered into prior to the merger.

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

                 Year Ending
                   June 30,
                 -----------
                    1998                          $   20,480
                    1999                              23,077
                    2000                              26,004
                    2001                              29,302
                    2002                              33,018
                    Thereafter                       287,627
                                                    ---------
                                                  $  419,508
                                                    =========
Note 3 -  Income Taxes

     Because of tax losses, the Company did not pay income taxes for the year ended June 30, 1997, the six months ended June 30, 1996, or the year ended December 31, 1995.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 3 -  Income Taxes - continued

     Reconciliation of income tax expense computed by applying the expected statutory rates to net loss is as follows:

                                                    Six Months    Year Ended
                                      Year Ended      Ended       December 31,
                                    June 30, 1997  June 30, 1996     1996
                                    -------------  -------------- ------------
  Benefit at expected
    statutory rates                  $ 1,412,478     $  37,663     $ 139,444
  Fines and penalties                   (194,820)           -0-           -0-
  Write off of intangible assets        (343,740)           -0-           -0-
  Amortization differences               (31,200)           -0-           -0-
  Depreciation differences                10,725            -0-           -0-
  Bad debt differences                   (25,985)           -0-           -0-
  Net operating loss
    carryforward                        (819,314)      (36,643)      (137,083)
  Other                                   (8,144)       (1,020)        (2,361)
                                        --------      --------       ---------
     Provision for income tax       $         -0-           -0-     $     -0-
                                        ========      ========       =========

     The net deferred tax benefit and liabilities consisted of the following components as of June 30, 1997 and 1996:

                                                       1997           1996
                                                    ----------     ----------
   Net operating loss carryforward                 $ 1,278,416     $ 459,102
   Write off of intangible assets                      390,940        16,000
   Allowance for bad debts                              25,985            -0-
   Other                                                 8,144            -0-
                                                    ----------     -----------
                                                     1,703,485       475,102
   Valuation allowance                              (1,692,760)     (475,102)
                                                    ----------     -----------
                                                        10,725            -0-
   Depreciation                                        (10,725)           -0-
                                                   -----------     -----------
                                                  $         -0-   $       -0-
                                                    ==========     ===========

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

Note 4 -  Outstanding Warrants

     As of June 30, 1997, outstanding warrants to purchase common stock of Oxford were as follows:

                                                     Share
                                    Number of       Exercise
     Origin                        Common Shares     Price     Expiration Date
    --------                      --------------   ---------  -----------------
     Merger with                    232,930           $2      August 31, 1998
       Rx Staffing (Note 1)         232,930           $3      August 31, 1998

     Merger with                    931,720           $2      August 31, 1998
       SFCI (Note 1)                931,720           $3      August 31, 1998

     Note payable extension and
       conversion to equity
       (Note 5)                      75,000      $0.5312      August 31, 1998

     Accounts payable conversion
       to equity (Note 5)         1,426,490      $0.5312      August 31, 1998

     Issued in exchange for short-
       term loan                    150,000        $1.50      September 24, 1998

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

     General  and  administrative   expenses  included,  the  following  amounts
relative to amounts paid the above corporation:

 Amount          Period                              Description
-------         --------                            -------------
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

     The PRC note is convertible to shares of Oxford as follows:

     (1) The payee is entitled to convert any unpaid principal at the then market price of the Oxford stock in minimum amounts of $250,000 no more frequently than once during any one six- month period.

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

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

Note 11 -  Operating Lease Commitments

     As of June 30, 1997, the Company is obligated under a lease for office space which expires December 31, 2001, and two leases for office equipment which expire December 31, 1999 and 2000. Under the leases the Company is obligated to pay the following minimum annual rents:

                Year Ending
                  June 30,
               -------------
                   1998              $  193,836
                   1999                 208,422
                   2000                 216,996
                   2001                 222,180
                   2002                 113,041
                                     -----------
                                     $  954,475
                                     ===========

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

Note 12 -  Lines of Business

     The Company operates in two lines of business: the providing of employee leasing services and the providing of consultation services and training materials on safety and fatigue of truck drivers. Information concerning operations in these businesses at June 30, 1997 and 1996 and for the year ended June 30, 1997 and six months ended June 30, 1996, is presented below:


                                     Employee       Safety and
                                     Leasing         Fatigue      Corporate      Elimination      Consolidated
                                    ----------     ------------   ----------     ------------     ------------
Year ended June 30, 1997:
        Net operating revenues     $19,568,781      $   52,675    $    9,399     $  (717,135)      $18,913,720
        Net operating losses         2,346,674       1,034,888       240,176             -0-         3,621,738
        Identifiable assets            735,734          74,671       604,515             -0-         1,414,920
        Liabilities                  5,012,777          25,377       111,660             -0-         5,149,814

Six months ended June 30, 1996:
        Net operating revenues     $10,214,400      $    2,747    $       -0-    $       -0-       $10,217,147
        Net operating losses            99,610          50,536       110,779             -0-           260,925
        Identifiable assets          1,496,588           4,917         1,398         (27,000)        1,475,903
        Liabilities                  1,496,198          55,452     1,013,040         (27,000)        2,537,690



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

                                              THOMAS LEGER & CO. L.L.P.
August 16,1996
Houston, Texas

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1996


                                     ASSETS

CURRENT ASSETS, Cash                                                $     1,398

         Total assets                                               $     1,398

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                           $   823,160
         Loans payable (Note E)                                         189,879

         Total current liabilities                                    1,013,039

STOCKHOLDERS' EQUITY
         Preferred stock, par value $.001, 1,000,000                          -
                  shares authorized, none issued (Note G)
         Common Stock, par value $.001, 50,000,000                        5,155
                  shares authorized, 5,155,392 shares issued and
                  outstanding
         Additional paid-in-capital                                     349,753
         Deficit accumulated during development stage                (1,366,549)

         Total Stockholders' Equity                                  (1,011,641)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     1,398



                     See Notes to the Financial Statements.

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                            For the
                               ---------------------------------
                                 Six Months Ended              From Inception on
                                                Year Ended         May 2, 1985
                                June 30,       December 31,         Through
                                  1996            1995           June 30, 1996
                                --------       ----------       ---------------
REVENUES
   Interest earned             $     -          $     -          $    50,665
   Other income                 34,970                -               39,970

   Total Revenue                34,970                -               90,635

EXPENSES
   General & administrative    136,749          392,132            1,279,528
   Write-off of investment           -                -              136,000
   Interest expense              9,000           18,000               41,656

   Total expenses              145,749          410,132            1,457,184

NET (LOSS) BEFORE FEDERAL
   INCOME TAX                 (110,779)        (410,132)          (1,366,549)

Income Taxes                         -                -                    -

Net (Loss)                  $ (110,779)      $ (410,132)         $(1,366,549)

(LOSS) PER SHARE            $     (.02)      $    (0.08)

AVERAGE SHARES               5,633,414        5,412,324
OUTSTANDING


                     See Notes to the Financial Statements.

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FROM INCEPTION (MAY 2, 1985) THROUGH JUNE 30, 1996


                                                   Common Stock                           Preferred Stock
                                 ----------------------------------------------------    -----------------      Deficit
                                               Additional                   Cost of                             Accum.
                                                Paid-in                     Treasury                           During Dev.
                                  Amount        Capital        Shares        Shares       Amount     Shares      Stage
                                 -------      -----------     --------     ----------    -------    --------  -----------
Balance at inception on
   May 2, 1985                   $    -        $    -               -       $     -       $   -          -     $     -
Issuance of 2,200,000 shares
of  common stock to officers
& directors for $0.0114 per
share in May 1985                 2,200        22,800       2,200,000             -           -          -           -
Issuance of 5,000,000 shares
of common stock to the
public for  cash for $0.10        5,000       495,000       5,000,000             -           -          -           -
Payment of deferred stock
offering costs                        -       (95,250)              -             -           -          -           -
Net loss from inception on
May 2, 1985 through Dec.
31, 1985                              -            -                -             -           -          -      (6,458)
Net loss for the year ended
Dec. 31, 1986                         -            -                -             -           -          -      (1,565)
Net loss for the year ended
Dec. 31, 1987                         -            -                -             -           -          -     (14,989)
Issuance of 7,493,878 shares
of common stock for 50% of
a company and movie scripts       7,494      300,000        7,493,878             -           -          -           -
Net loss for the year ended
Dec. 31, 1988                         -            -               -              -           -          -     (80,510)
Net loss for the year
   Dec. 31, 1989                      -            -               -              -           -          -     (72,722)
Net loss for the year ended
Dec. 31, 1990                         -            -               -              -           -          -      (2,828)
Exchange of movie rights for
treasury (7,493,878 shares)           -            -               -       (571,494)          -          -           -
Net loss for the year ended
Dec. 31, 1991                         -            -               -              -           -          -      (3,262)
Payment of expenses by
shareholder                           -        1,137               -              -           -          -           -
Net Loss for the year ended
Dec. 31, 1992                         -            -               -              -           -          -     (13,704)
Issuance of Treasury Shares
for service                           -     (571,494)              -        571,494           -          -           -
Sale of Shares for cash           7,000       45,021       7,000,000              -           -          -           -
Contribution of Marketable
Securities                       20,300      115,700      23,000,000              -           -          -           -
Net Loss for the year ended
Dec. 31, 1993                         -            -               -              -           -          -     (22,870)
Reverse Split (1 for 10)       (37,525)       37,525     (40,224,486)             -           -          -           -
Balance, Dec. 31, 1993           4,469       350,439       4,469,392              -           -          -    (218,908)
Issuance of Shares                 650          (650)         650,00              -           -          -           -
Net Loss                             -             -               -              -           -          -    (626,730)
Balance, Dec. 31, 1994           5,119       349,789       5,119,392              -           -          -    (845,638)
Issuance of shares
   (Note E and H)                1,536        (1,536)      1,536,000               -          -          -           -
Net Loss                             -             -               -               -          -          -    (410,132)
Balance, Dec. 31, 1995           6,655       348,253       6,655,392               -          -          -  (1,255,770)
Return of shares (Note H)       (1,500)        1,500      (1,500,000)              -          -          -           -
Net Loss                             -             -               -               -          -          -    (110,779)

Balance, June 30, 1996        $  5,155      $349,753       5,155,392          $    -      $   -          - $(1,366,549)





                     See Notes to the Financial Statements.

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996



                                                         For the
                                               ----------------------------
                                               Six Months
                                                 Ended          Year Ended      From Inception on
                                                June 30,        December 31,    May 2, 1985 Through
                                                  1996             1995            June 30, 1996
                                              ----------       -------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $ (110,779)        $ (410,132)         $(1,366,549)
  Adjustment to reconcile net loss to net
     cash provided by operating activities
  (Increase) decrease in accounts
     receivable                                  35,030            (35,030)                   -
  Increase in accounts payable                   66,986            415,264              823,160
  Increase in notes payable                       9,000             30,879               39,879
  Write-off of investment                             -                  -              136,000

NET CASH PROVIDED BY OPERATING ACTIVITIES           237                981             (367,510)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in film cost inventory                    -                  -              (564,000)

NET CASH USED IN INVESTING ACTIVITIES                -                  -              (564,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale or issuance of common stock                   -                  -               877,021
  Issuance of promissory notes                       -                  -               150,000
  Payment of deferred stock offering costs           -                  -               (95,250)
  Payment of expenses by shareholder                 -                  -                 1,137

NET CASH PROVIDED BY FINANCING ACTIVITIES            -                  -               932,908

NET INCREASE IN CASH                               237                981                 1,398

  Cash balance at beginning of period            1,161                180                     -

  Cash balance at end of period               $  1,398          $   1,161            $    1,398

NON-CASH TRANSACTIONS
  Exchange of fixed assets for treasury
     shares                                   $     -           $       -            $  571,494
  Exchange of shares for marketable
     securities                               $     -           $       -            $  136,000
  Issuance of treasury shares for service     $     -           $       -            $  571,494
  Issuance of shares for potential merger,
     shares returned in 1996                  $(1,500)          $       -            $    1,500
  Issuance of share in connection with        $     -           $       -            $       36
     notes payable payment extension



                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business
------------------------------

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

Change in Reporting Period
--------------------------

The fiscal reporting period has been changed, effective June 30, 1996, from a calendar year to a fiscal year ended June 30. The reported results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for a full year period.

Use of Estimates
----------------

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

(Loss) Per Share
----------------

The computations of (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements less the average number of shares held as treasury stock.

Income Taxes
------------

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

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash account in a bank located in the Houston, Texas metropolitan area. The cash balances are insured by the FDIC up to $100,000 at each bank. At June 30, 1996 the Company did not have any deposits in excess of $100,000 in a bank.

At the present time, the Company does not have any operations and does not extend credit.

Statements of Cash Flows
------------------------

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

                              OXFORD CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1996


Reconciliation of the statutory federal income tax with the income tax provision follows:

                                                     For the
                                            -----------------------
                                             Six months             Year ended
                                            ended June 30,          December 31,
                                                1996                   1995
                                            -------------           ------------
    Income taxes computed at statutory
       rates                                $  (37,663)             $  (139,444)
    Increase (decrease) in valuation
       allowance                                36,643                  137,083
    Permanent differences:
       Nondeductible meals and
          entertainment                          1,020                    2,361
                                             ----------               ----------
    Income taxes                           $        -               $         -
                                             ==========               ==========

The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company's deferred tax assets are as follows:

                                                                 June 30,
                                                                  1996
                                                                ---------
         Deferred tax assets:
           Net operating loss carryforward                      $ 415,044
           Valuation allowance                                   (415,044)
                                                                 ---------
         Total deferred tax asset                               $       -
                                                                 =========

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

On June 21, 1996, the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of Rx Staffing Corp., ("Rx" and Safety and Fatigue Consultants International, Inc., ("SFCI"), for the acquisition of 100% of the issued and outstanding shares of Rx and SFCI in exchange for newly issued shares of the Company's Common Stock, par value $0.001, equal to 75% of the total issued and outstanding shares of the Company's Common Stock, fully diluted.

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