Form 10QSB
period 1998-03-31
OXFORD CAPITAL CORP /NV
filed 1998-05-21
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
               ------------------------------------------------
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


                                 (214) 520-0100
                              ---------------------
                           (Issuer's telephone number)


          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No   X
   ---   ----

     As of May 14, 1998, 10,334,638 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                       --------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 1998
              and June 30, 1997.........................................    3

            Condensed Consolidated Statements of Operations -
            For the three and nine months ended March 31, 1998 and 1997.    5

            Condensed Consolidated Statements of Cash Flows -
            For the nine months ended March 31, 1998 and 1997 ..........    6

            Notes to Unaudited Consolidated Financial Statements........    8

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results  of Operations...............................   12

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................   18
   Item 6.  Exhibits and Reports on Form 8-K............................   18

SIGNATURES .............................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              March 31, 1998      June 30, 1997
                                             ----------------     --------------
 Assets:
 Current Assets:
   Cash                                     $        221,868       $    437,410
   Accrued Payroll Receivable                              0            415,860
   Accounts Receivable, Net                          684,097            141,210
   Inventories                                             0             53,495
   Notes Receivable                                   56,203                  0
   Employee Advances & Loans Receivable              297,554                  0
   Prepaid Expenses and Other Assets                 348,434             13,900
                                          ------------------       -------------
Total Current Assets                               1,608,156          1,061,875
                                          ------------------       -------------

Furniture, Fixtures & Equipment, Net                 367,163            179,293
                                          ------------------       -------------

Other Assets:
  Goodwill, Net                                    5,450,806                  0
  Covenant Not to Compete, Net                        81,991                  0
  Accounts Receivable - Related Party                      0             46,284
  Accounts Receivable - Crest                              0             45,140
  Deferred Acquisition Costs - Webster                     0             81,991
  Other Assets                                       249,083                337
                                          ------------------       -------------
Total Other Assets                                 5,781,880            173,752
                                          ------------------       -------------
Total Assets                                   $   7,757,199       $  1,414,920
                                          ==================       =============





                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (Cont'd)


                                            March 31, 1998       June 30, 1997
                                           ----------------    -----------------
 Liabilities & Shareholders' Equity
 Current Liabilities
   Bank Overdraft                        $        203,955       $       159,643
   Accrued Payroll Payable                         40,446               287,056
   Accounts Payable                               330,949                90,749
   Accrued Expenses                               243,388                98,174
   Payroll Taxes Payable                        4,853,713             4,037,601
   Current Portion of Long-Term Debt               67,685                77,563
                                        -----------------       ----------------
Total Current Liabilities                       5,740,136             4,750,786
                                        -----------------       ----------------
Long-Term Debt                                  6,343,235               399,028
                                        -----------------       ----------------
Total Liabilities                              12,083,371             5,149,814
                                        -----------------       ----------------
Shareholders' Equity
  Preferred Stock                                     100                     0
  Common Stock                                     10,334                33,064
  Additional Paid-In Capital                    1,439,549             1,370,475
  Retained Earnings                           (5,776,155)            (5,138,433)
                                        -----------------       ----------------
Total Shareholders' Equity                    (4,326,172)            (3,734,894)
                                        -----------------       ----------------

Total Liabilities & Shareholders'Equity    $   7,757,199        $     1,414,920
                                        =================       ================





                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                              Three Months                                    Nine Months
                                            Ended March 31,                                 Ended March 31,
                                ----------------------------------------       ------------------------------------------

                                      1998                      1997                      1998                     1997
                                -------------------      -------------------      --------------------      -------------------

 Revenues                       $        22,430,719        $       4,291,117        $       55,781,752        $      14,648,492
 Direct Cost                             21,324,430                4,151,912                53,368,304               13,684,915
                                -------------------      -------------------      --------------------      -------------------
      Gross Profit                        1,106,289                  139,205                 2,413,448                  963,577
                                -------------------      -------------------      --------------------      -------------------

 Expenses:
       Selling, General &
        Administrative                   1,438,988                  500,329                 2,282,319                1,442,660
       Development Expenses                      0                  303,954                   221,727                  720,668
       Depreciation &
        Amortization                       150,566                   49,475                   322,342                  137,410
                                -------------------      -------------------      --------------------      -------------------
      Total Expenses                     1,589,554                  853,758                 2,826,388                2,300,738
                                -------------------      -------------------      --------------------      -------------------

Operating Loss                            (483,265)                (714,553)                 (412,940)              (1,337,161)
                                -------------------      -------------------      --------------------      -------------------

Other Income (Expense)
      Interest                             (95,779)                 (33,607)                 (224,783)                 (64,903)

Minority Interest                                0                   26,873                         0                   55,530

Income Taxes                                     0                        0                         0                        0
                                -------------------      -------------------      --------------------      -------------------

Net Loss                                 $(579,044)              $ (721,287)                $(637,723)             $(1,346,534)
                                ===================      ===================      ====================      ===================

Weighted Average Shares
Outstanding                             12,820,371               33,064,248                22,942,328               32,705,131
                                ===================      ===================      ====================      ===================

Basic Loss per share               $         (0.05)         $         (0.02)         $          (0.03)         $         (0.04)
                                ===================      ===================      ====================      ===================



                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended March 31,
                                                            ---------------------------------------------
                                                                   1998                      1997
                                                            -------------------      --------------------

Cash Flow From Operating Activities:
Net Loss                                                         $    (637,723)         $    (1,346,534)
   Depreciation and Amortization                                        322,342                  137,410
   Inventory Write-Down                                                  53,495                        0
Adjustments to Reconcile Net Loss with Net
  Cash Provided By (Used in) Operating Activities
    Decrease (Increase) in Accounts Receivable                           26,306                  260,132
    Decrease (Increase) in Accrued Payroll Receivable                   415,860                (178,393)
    (Increase) in Inventory                                                   0                 (55,530)
    Minority Interest                                                         0                        0
    Decrease  (Increase) in Notes Receivable                            (3,823)                        0
    (Increase) in Prepaid Expenses and Employee
       Advances                                                       (627,694)                 (23,278)
    Increase (Decrease) in Accounts Payable                           (383,432)                1,630,519
    Increase (Decrease) in Accrued Payroll                            (278,217)                        0
    Increase (Decrease) in Accrued Expenses                             145,214                        0
    Increase (Decrease) in Payroll Taxes Payable                        151,721                        0
    Other                                                                     0                      180
                                                            -------------------      -------------------
Net Cash Provided By (Used In) Operating Activities                   (808,241)                  424,506
                                                            -------------------      -------------------

Cash Flows From Investing Activities:
    Purchases of Property, Plant & Equipment                           (89,717)                (228,706)
    Cash Acquired Through Acquisitions                                  482,245                   31,316
    Decrease In Deferred Acquisition Costs                               81,991                        0
    Decrease In Accounts Receivable - Crest                              45,140                        0
    Decrease In Accounts Receivable - Related Party                      46,284                        0
    Decrease (Increase) In Other Assets                                 (7,678)                   26,607
                                                            -------------------      -------------------
Net Cash Provided By (Used In) Investing Activities                     558,265                (170,783)
                                                            -------------------      -------------------

Cash Flows From Financing Activities:
    Bank Overdraft                                                       44,312                        0
    Increase (Decrease) in Promissory Notes                             (9,878)                 (48,416)
                                                            -------------------      -------------------
Net Cash Used In Investing Activities                                    34,434                 (48,416)
                                                            -------------------      -------------------
Increase In Cash                                                      (215,542)                  205,307
Beginning Cash                                                          437,410                    2,963
                                                            -------------------      -------------------
Ending Cash                                                       $     221,868         $        208,270
                                                            ===================      ===================




                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Cont'd)


                                                                 Nine Months Ended March 31,
                                                         -------------------------------------
                                                              1998                  1997
                                                         --------------      -----------------

Supplemental disclosures of cash flow information

  Interest paid                                            $         0        $       64,903
                                                         ==============       ================

  Income tax paid                                          $         0        $            0
                                                         ==============       ================

Non cash investing and financing activities

  Purchase of goodwill by issuance
  of short-term and long-term debt                         $ 6,032,979
                                                         ==============

  Debentures payable converted to shares of common
  stock                                                                        $      169,789
                                                                               ===============

  Accounts payable converted to warrants to acquire common stock               $      757,752
                                                                               ===============



                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

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

2.   DISCONTINUANCE OF OPERATIONS OF SFCI

     Effective December 31, 1997, the Company discontinued operations of its wholly-owned subsidiary, Safety and Fatigue Consultants International, Inc. ("SFCI") and SFCI's 60% owned subsidiary, The Institute of Sleep and Neuroscience, Inc. As a result of the discontinuation of those operations, the Company reported no minority interest and no development expenses for the quarter ended March 31, 1998.

3.   ACQUISITIONS

     The following acquisitions were accounted for under the purchase method of accounting.

     (a)  PRC Enterprises, Inc.

          On September 2, 1997, but effective September 1, 1997, the Company acquired 100% of the issued and outstanding shares of PRC Enterprises, Inc. ("PRC"), headquartered in Houston, Texas. PRC provides employee-leasing services for approximately 1,950 employees. In exchange for the shares of PRC, the Company issued a note in the amount of $4,500,000. The note, which is collateralized with the PRC stock, bears interest of 8% and is due as follows:

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

          (ii)  After  paying  all  accrued   interest  and   principal   except
     $1,000,000, the outstanding $1,000,000 is convertible to shares of Oxford at the then market price at the option of the Company.

     (b)  Crest Outsourcing, Inc.

          On February 14, 1997, the Company agreed to acquire 100% of the issued and outstanding shares of Crest Outsourcing Inc. ("Crest") in exchange for 5,333,333 newly issued shares of Oxford common stock and 500,000 newly issued shares of Series A Redeemable Convertible Preferred Stock. On March 1, 1997, Oxford guaranteed a Crest note payable to Continental Casualty Company in the amount of $885,000. On September 30, 1997, the Company amended the purchase agreement. Under the amended agreement, the Company issued 100,000 newly issued shares of a Series A Redeemable Convertible Preferred Stock, a note in the amount of $250,000 and warrants to purchase 250,000 common shares of Oxford. Each preferred stock share is convertible into 1 share of common stock and warrants to acquire 1 newly issued common share of Oxford at the following prices: 25,000 at $1 per share; 25,000 at $1.50 per share; and 50,000 at 80% of the then market price of Oxford common stock. The $250,000 note payable bears 6% interest and is payable over a period of 58 months. The warrants to acquire 250,000 common shares are exercisable at $1 per share for a period of three years. On October 1, 1997, the acquisition of Crest was consummated.

     (c)  Webster Leasing, Inc.

          On March 13, 1997, the Company agreed to acquire 100% of the issued and outstanding shares of Webster Leasing, Inc. ("Webster"), in exchange for 772,393 shares of Oxford common stock. The former owners of Webster continued to operate Webster under a management contract pending completion of an audit of Webster's books and records. The acquisition of Webster was concluded on December 1, 1997.

4.   MANAGEMENT AGREEMENT - UNITED STAFFING CORPORATION

     Effective August 1, 1997, the Company entered into a management contract to operate United Staffing Corporation ("USC"), an employee leasing firm located in Beaverton, Oregon.

     Previously, on July 31, 1997, the Company had entered into an agreement to acquire substantially all of the assets of Insource America, Inc. ("Insource"), an employee leasing firm with operations in Portland, Oregon and Missoula, Montana. USC is successor to the operations of Insource.

     A condition precedent to closing of the acquisition of Insource was the successful completion of audits of the financial statements of Insource and its subsidiary as of and for the years ended June 30, 1995 and 1996. Subsequently, it was determined that audits could not be performed in accordance with generally accepted auditing standards due the inadequacy of accounting records. Accordingly, the agreement to acquire Insource was terminated due to failure of Insource to satisfy conditions precedent to closing. A promissory note issued in connection with the proposed acquisition of Insource and guaranteed by Oxford in the amount of $6,187,500 has been canceled. The Company entered into the management agreement, retroactive to July 31, 1998, with USC for the duration of time that must pass to enable it to meet the filing requirements of Rule 3-05 of Regulation S-K of the Securities Exchange Act regarding audited financial statements for businesses acquired.

5.   PRO FORMA INFORMATION

     The following unaudited pro forma financial information gives effect to the combined historical results of operations of the Company, PRC, Crest and Webster for the three and nine months ended March 31, 1998 and 1997, and assumes that the acquisitions had been effective as of the beginning of each such period. The pro forma information is not indicative of the actual results, which would have occurred had the acquisitions been consummated at the beginning of such periods, or of future operations of the Company. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate non-recurring expenses, to amortize the excess purchase price over the underlying value of net assets and to reflect additional interest expense.


                                 For the Three Months Ended                       For the Nine Months Ended
                                         March 31,                                        March 31,
                        --------------------------------------------     ----------------------------------------
                               1998                      1997                   1998                    1997
                        ------------------        ------------------     ------------------      ----------------

 Revenue                $22,430,719               $23,508,008              $74,781,461             $76,641,835
 Net Loss                  (579,045)               (1,030,338)                (495,023)             (5,405,684)
 Loss per share         $     (0.05)              $     (0.03)             $     (0.02)            $     (0.17)



     The decrease in revenue and net loss as reflected in the preceding pro forma financial information for the three and nine periods ended March 31, 1998, as compared to the three and nine periods ended March 31, 1997, is principally attributable to (a) the Company's efforts to terminate client contracts that do not meet its profitability criteria, offset by the addition of new, more profitable clients, and (b) unusual expenses in the 1997 periods such as workers compensation insurance, over staffing and uncollectability of certain receivables.

6.   NET INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income (loss) per common share under Accounting Principles Board No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution, on the face of the income statement. Net income per share data has been restated for fiscal 1997 in accordance with the new standard. Dilutive net loss per share is not presented since all of the dilutive shares are antidilutive for the periods presented.

7.   CONTINGENCIES

     The Internal Revenue Service has pursued various collection efforts against the Company and its subsidiary, RX Staffing, relating to payroll taxes alleged to be owed in the amount of $3,721,504 plus statutory additions for the quarterly periods ended September 30, 1996 through June 30, 1997. The Company has filed suit in United States Federal District Court for the Northern District of Texas seeking to enjoin, and was granted a temporary restraining order enjoining, the collection of such payroll taxes. The temporary restraining order has since been dissolved and the Company is continuing to pursue permanent injunctive relief. In addition to its injunctive action, the Company is engaged in ongoing discussions with the United States Department of Justice regarding the possible establishment of an installment schedule to pay any deficiency in payroll taxes which may be determined to be owing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors Pertaining to Forward Looking Statements

     The statements contained herein which are not historical facts are forward-looking statements that involve various risks and uncertainties.
Therefore, the actual results of the future events described in such forward-looking statements in this Form 10-QSB could differ materially from those stated in such forward- looking statements. Among the factors which could cause the actual results to differ materially are the risks and uncertainties described both in this Form 10-QSB and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. Many of these factors are beyond the control of the Company, any of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate.

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

Financial Presentation

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the foregoing and the Company's Consolidated Financial Statements and Notes thereto.

     The Company's revenues include amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of work site employees. The Company is obligated to pay the gross salaries and wages, related employment taxes as well as health care and workers' compensation costs of its work site employees whether or not the Company's clients pay the Company on a timely basis, or at all. The Company believes that including such amounts as revenues appropriately reflects the responsibility which the Company bears for such amounts and is consistent with industry practice. In addition, the Company's revenues are subject to fluctuations as the result of (i) changes in the volume of work site employees serviced by the Company, (ii) changes in the wage base and employment tax rates of work site employees, and (iii) changes in the mark up charge by the Company for its services.

     The Company's primary direct costs are (i) salaries, wages and the employer's portion of social security taxes, Medicare premiums and federal unemployment taxes, (ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in item (ii) and (iii). The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs. Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history.

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Workers' compensation costs for fiscal 1998 also include reserves for claims, which have been incurred but not reported, and for anticipated loss.

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

Material Changes in Operations

     During the quarter ended December 31, 1997, the Company completed the acquisitions of (i) the assets of Crest Outsourcing, Inc., ("Crest") and (ii) Webster Leasing, Inc., ("Webster"). Crest provides staff leasing services from offices in Albuquerque, New Mexico and Los Angeles, California, and Webster provides staff leasing services from offices in Waco, Texas. Also during the quarter, management discontinued the operations of Safety and Fatigue Consultants International, Inc. ("SFCI") and SFCI's 60% owned subsidiary, The Institute of Sleep and Neuroscience, Inc., effective as of December 31, 1997. Expenses incurred by SFCI are included in the statement of operations for periods ending on or before December 31, 1997 as development expenses with operating results of SFCI's 60% owned subsidiary being reflected for such periods in minority interest.

     During the quarter ended September 30, 1997, the Company completed the acquisition of 100% of the issued and outstanding shares of PRC Enterprises, Inc. ("PRC"), which provides employee leasing services from an office in Houston, Texas. Also, during the quarter, the Company terminated its pending acquisition agreement with Insource America, Inc. ("Insource") as a result of Insource's failure to satisfy certain conditions precedent to closing. The Company entered into a Management Agreement, retroactive to August 1, 1997, to manage the operations of United Staffing Corporation ("USC"), an employee leasing firm with offices in Oregon and Utah and successor to the operations of Insource. Under the Management Agreement with USC, the Company is entitled to certain prescribed management fees for claims handling services provided to USC.

Results of Operations

     The following table sets forth, for the period's indicated, certain selected income statement data expressed as a percentage of revenues:


                                   Three Months Ended March 31,                       Nine Months Ended March 31,
                              --------------------------------------      ------------------------------------------
                                    1998                 1997                  1998                     1997
                             --------------------  ----------------       -----------------        -----------------

 Revenues                          100.0%               100.0%                 100.0%                100.0%
 Direct cost                        95.1                 96.8                   95.7                  93.4
 Gross profit                        4.9                  3.2                    4.3                   6.6
 Expenses:
      Selling, general and
        administrative               6.4                 11.6                    4.1                   9.8
      Development                      -                  7.1                    0.4                   4.9
      Depreciation and               0.7                  1.2                    0.5                   0.9
        amortization
         Total expenses              7.1                 19.9                    5.0                  15.7
 Operating Loss                     (2.2)               (16.7)                  (0.7)                 (9.1)
 Other income (expenses)            (0.4)                (0.7)                  (0.4)                 (0.4)
 Minority Interest                     -                  0.6                      -                   0.4
 Provision for income taxes            -                    -                      -                     -
 Net loss                           (2.6)%              (16.8)%                 (1.1)%                (9.2)%



Nine months ended March 31, 1998 compared to nine months ended March 31, 1997
-----------------------------------------------------------------------------

     Revenue. Gross revenues were $55,781,752 for the nine months ended March 31, 1998 compared to $14,648,492 for the nine months ended March 31, 1997, an increase of $41,133,260, or 280.8%. The increase was attributable to the aggregate contribution of gross revenues from the inclusion of Webster, PRC and Crest, and partially offset by a decrease in Rx Staffing gross revenues. The decrease in revenues of Rx Staffing during the current period was attributable to the termination (because of excessive workers compensation losses and a high incident of State unemployment claims) during the period of one client which accounted for approximately 25% of RX's business in the 1997 period. Without the inclusion of the acquired businesses, revenues for the nine months ended March 31, 1998 would have totaled $11,487,760, a decrease of $3,160,732, or 4.8%, from the corresponding period of the prior year primarily attributable to the decrease in Rx Staffing revenues. The average number of work site employees paid per month during the nine months ended March 31, 1998 was 4,260 compared to 1,060 during the nine months ended March 31, 1997, while monthly revenue per work site employee was $13,094 during the nine months ended March 31, 1998 as compared to $13,819 during the nine months ended March 31, 1997.

     Gross Profit. Gross profit was $3,482,685 for the nine months ended March 31, 1998 compared to $963,577 for the nine months ended March 31, 1997, an increase of $2,519,108, or 261.4%. The increase in gross profit was primarily attributable to the aforementioned increase in gross revenue. Gross margin for the two periods was 6.2% and 6.6%, respectively. The decrease in gross margin was primarily attributable to the lower margin business acquired from Crest, offset by higher margin business of Webster and PRC. Without the inclusion of the acquired businesses, gross profit for the nine months ended March 31, 1998 would have totaled $1,349,626, and increase of $386,049, or 40.1%, from the corresponding period of the prior year. Monthly gross mark-up per work site employee totaled $818 during the nine months ended March 31, 1998 as compared to $909 during the nine months ended March 31, 1997.

     Operating Expenses. Selling, general and administrative expenses ("SG&A") were $3,371,556 for the nine months ended March 31, 1998 compared to $1,442,660 for the nine months ended March 31, 1997, an increase of $1,928,896, or 133.7%. The increase in SG&A was attributable to the inclusion of SG&A for Webster, Crest and PRC, as well as an increase in corporate expenses. As a percentage of sales, SG&A decreased from 9.8% to 4.1%. Without the inclusion of the acquired businesses, SG&A for the nine months ended March 31, 1998 would have totaled $1,534,072, an increase of $91,412, or 0.6%, from the corresponding period of the prior year. The Company is attempting to reduce expenses by centralizing operating functions and eliminating excess personnel and other general and administrative costs.

     Development expenses were $221,727 for the nine months ended March 31, 1998 compared to $720,668 for the nine months ended March 31, 1997, a decrease of 69%. Development expenses consist of the cost of developing safety programs by SFCI and its subsidiary. The decrease in development expenses was attributable to the discontinuation of operations of SFCI.

     Depreciation and amortization expense totaled $302,342 for the nine months ended March 31, 1998 compared to $137,410 for the nine months ended March 31, 1997, an increase of 120%. The increase in depreciation and amortization expense was attributable to the acquisitions of Webster, Crest and PRC.

Other Income (Expense) and Minority Interest

     Other expense, consisting of interest expense, totaled $224,783 during nine months ended March 31, 1998 compared to $64,903 during the nine months ended March 31, 1997. The increase in interest expense was principally attributable to interest on the promissory note relating to the acquisition of PRC.

     Minority interest totaled $55,530 during the nine months ended March 31, 1997. The Company reported no minority interest during the nine months ended March 31, 1998 as a result of the termination of operations of SFCI and its 60% owned subsidiary.

Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company's earnings pattern has included losses in the first calendar quarter (the Company's third quarter ended March 31), followed by improved profitability in subsequent quarters throughout the calendar year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such employment-related tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each calendar year. Other factors that affect direct costs could mitigate or enhance this trend.

Liquidity and Capital Resources

     The Company had cash of $221,868 and a deficit in working capital of $5,148,430 at March 31, 1998, compared to a cash balance of $437,410 and working capital deficit of $3,688,911 at June 30, 1997. The increase in the Company's working capital deficit is principally attributable the loss from operations and an increase in payroll taxes payable, which liability the Company substantially inherited from the acquired companies.

     Cash flows used in operating activities were ($808,241) for the nine months ended March 31, 1998 period as compared to cash flows provided by operating activities of $424,506 for the corresponding period of the prior year. This decrease resulted from larger prepaid expenses and insurance deposits, a decrease in accounts payable, payrolls payable and accrued expenses, which were offset by an increase in payroll taxes payable.

     Cash provided by investing activities totaled $558,265 for the nine months ended March 31, 1998 as compared to ($170,390) of cash used in investing activities for the corresponding period of the prior year. The change resulted principally from fewer purchases of property, plant and equipment and cash acquired through acquisition.

     Cash flows provided by financing activities were $34,434 for the nine months ended March 31, 1998 compared to cash used in financing activities of ($48,416) for the corresponding period of the prior year. Cash flows used for financing activities during the nine months ended March 31, 1998 consisted primarily of an increase in the Company's bank overdraft position, partially offset by principal payments.

     At March 31, 1998, the Company's primary obligations, other than those relating to its ongoing working capital needs, consisted of a note in the principal amount of $4,500,0000 in connection with the Company's acquisition of PRC, a note in the amount of $250,000 in connection with the Company's acquisition of Crest and a note of $1,068,000 incurred in connection with the Company's acquisition of Rx Staffing. This note provides for monthly payments of $6,700 until paid in full. The note was originally recorded at a discounted value of $533,650, reflecting a 12% discount rate. The discounted balance of the note payable at March 31, 1998 was $878,071.

     Additionally, at March 31, 1998, the Company was involved in legal proceedings with the United States government seeking to obtain injunctive relief against, and/or a payment schedule with, the Internal Revenue Service ("IRS") in connection with the IRS's efforts to collect some $3,721,504 of delinquent payroll taxes which it contends are owed by the Company. The alleged payroll tax deficiency relates to operations of RX Staffing between September of 1996 and June of 1997. While the Company obtained a temporary restraining order barring the IRS from pursuing certain collection remedies relating to such amounts and is attempting to negotiate a payment schedule for amounts ultimately determined to be owing, the restraining order has since been dissolved and there is no assurance that the Company will be successful settling the alleged payroll tax deficiencies on terms which are satisfactory to the Company. In the event the Company is unsuccessful in its efforts to settle the alleged payroll tax deficiencies, the Company does not have the financial resources to pay the amounts allegedly owing and support its ongoing operations.

     At March 31, 1998, the Company was obligated under a lease covering its principal offices and two leases for office equipment expiring December 31, 1999 and 2000. The Company's lease obligations at March 31, 1998 provided for current minimum annual payments of $193,836, escalating to $222,180 for the fiscal year ending June 30, 2001.

     During the nine month period ended March 31, 1998, the Company requested and received the return to the treasury of 22,730,000 common shares issued in connection with the acquisition of SFCI. One shareholder and former officer of SFCI has not to date returned his shares. The Company intends to diligently pursue the return of those shares.

     While management is working to reduce expenses, negotiate favorable terms with creditors and raise additional equity capital, there can be no assurance that the Company will be successful in its efforts to alleviate its liquidity problems. There are no commitments at present from creditors or potential investors. Without the success of one of these options and a satisfactory resolution of the pending payroll tax dispute with the IRS, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements that involve a number of risks and uncertainties. In the normal course of business, Oxford Capital Corp., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) changes in the competitive environment in the PEO industry or new market entrants. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward looking statements made by the Company ultimately prove to be accurate.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On February 25, 1998, suit was filed by the Company in the U.S. District Court in Dallas, Texas in a case styled, Oxford Capital Corp. v. United States, (Docket No. 3-98CV0501-X). In that suit, the Company is seeking injunctive relief against the United States government and its efforts to collect $3,721,504 of delinquent payroll taxes which are alleged to be owed by the Company. The Company was granted a temporary restraining order which has since been dissolved. The Company is continuing to pursue injunctive relief and is involved in discussions with respect to a payment schedule for amounts ultimately determined to be due.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Management Agreement re: United Staffing Corporation

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OXFORD CAPITAL CORP.


Date: May 20, 1998                    By: /s/  Robert Cheney
                                         ---------------------------------------
                                         Robert Cheney, Chairman and
                                         Principal Executive Officer


Date: May 20, 1998                    By: /s/  Jerry Stovall
                                         ---------------------------------------
                                         Jerry Stovall, Treasurer and
                                         Principal Financial Officer