Form 10KSB
period 1998-06-30
OXFORD CAPITAL CORP /NV
filed 1999-01-13
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File No. 2-98747-D

                              OXFORD CAPITAL CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                       87-0421454
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS  Employer Identification No.)
incorporation or organization)


          4245 North Central Expressway, Suite 300, Dallas, Texas 75205
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Issuer's telephone number:  (214) 520-0100

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
               None                                       None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                 --------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes    No   X
         ---    ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $82,506,548 for the fiscal year ended June 30, 1998.

     As of December 10, 1998, 10,334,668 shares of Common Stock of the Registrant were outstanding. Based on the closing price of the Common Stock on December 10, 1998, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $250,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format (Check one): Yes   No  X
                                                                   ---   ---

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                         -------
PART I

    Item   1.Description of Business........................................  4
    Item   2.Description of Properties...................................... 15
    Item   3.Legal Proceedings.............................................. 16
    Item   4.Submission of Matters to a Vote of Security Holders............ 16

PART II

    Item   5.Market for Common Equity and Related Stockholder Matters....... 17
    Item   6.Management's Discussion and Analysis........................... 18
    Item   7.Financial Statements........................................... 26
    Item   8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 26

PART III

    Item   9.Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............. 27
    Item 10. Executive Compensation......................................... 28
    Item 11. Security Ownership of Certain Beneficial Owners  and Management 28
    Item 12. Certain Relationships and Related Transactions................. 29

PART IV

    Item 13. Exhibits and Reports of Form 8-K............................... 30

    SIGNATURES.............................................................. 31

                                     PART I

     The  statements  contained  in this Annual  Report on Form 10-KSB  ("Annual
Report") which are not historical facts, including, but not limited to, statements found in Item 1. "Business" and in Item 6. "Management's Discussion and Analysis," are forward-looking statements that involve a number of risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

     Oxford Capital Corp., formerly Oxford Investment, Inc. ("Oxford"), was incorporated on May 2, 1985 under the laws of the State of Nevada and was originally a "blind pool" company. In November, 1985, Oxford completed an initial public offering of 2,500,000 units at a price of $.20 per unit. Each unit consisted of two shares of common stock and one warrant which authorized the holder to purchase one share of common stock at a price of $.20.

     From 1993 through September of 1996, Oxford was engaged in efforts to identify and acquire or merge with an operating business. In October 1996, Oxford acquired Rx Staffing Inc. ("Rx") and Safety & Fatigue Consultants International, Inc. ("SFCI") for an aggregate of 27,401,606 shares of Oxford's common stock and 2,329,300 warrants. Subsequently, in October of 1997, the former shareholders of Rx and SFCI agreed to adjust the acquisition price of Rx and SFCI by surrendering for cancellation 22,729,616 of the shares issued in connection with the acquisitions.

     Rx was incorporated in December 1995 and, in January of 1996, acquired the employee leasing operations and other assets of Creative Employment Concepts, Inc. ("CECI"). Pursuant to the terms of Rx's acquisitions of CECI, Rx agreed to pay to CECI $6,700 per month until $1,068,000 is paid and, additionally, paid to a stockholder from cash flow $600,000 pursuant to a covenant not to compete. Rx is a professional employer organization ("PEO") providing small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources.

     SFCI was organized in March of 1996 to provide consultation services and training materials relating to safety and fatigue of truck drivers. The business of SFCI was discontinued on December 31, 1997.

     During fiscal 1998, Oxford expanded its employee leasing operations through the acquisitions of (1) PRC Enterprises, Inc. ("PRC"), (2) Crest Outsourcing, Inc. ("Crest"), and (3) Webster Leasing, Inc. ("Webster") and through a management arrangement with United Staffing Corporation ("USC"). Oxford and its subsidiaries are collectively referred to as the "Company."

     On September 2, 1997, but effective September 1, 1997, Oxford acquired 100% of the issued and outstanding shares of PRC, headquartered in Houston, Texas, in exchange for a note in the amount of $4,500,000. The note, which is collateralized with the PRC stock, bears interest of 8% and is due as follows:
(i) principal and interest are due annually in an amount equal to the greater of 30% of the gross profits of PRC, as defined, or $450,000, and (ii) any unpaid principal and interest is due three years from the date of execution. The PRC note is convertible into shares of Oxford as follows: (i) the payee is entitled to convert any unpaid principal at the then market price of the Oxford stock in minimum amounts of $250,000 no more frequently than once during any one six-month period, and (ii) after paying all accrued interest and principal except $1,000,000, the outstanding $1,000,000 is convertible to shares of Oxford at the then market price at the option of Oxford.

     On February 14, 1997, Oxford agreed to acquire 100% of the issued and outstanding shares of Crest. On March 1, 1997, Oxford guaranteed a Crest note payable to Continental Casualty Company in the amount of $885,000. On September 30, 1997, Oxford amended the purchase agreement. Under the amended agreement, Oxford agreed to issue 100,000 newly issued shares of a Series A Redeemable Convertible Preferred Stock, a note in the amount of $250,000 and warrants to purchase 250,000 common shares of Oxford. Each preferred stock share is convertible into 1 share of common stock and warrants to acquire 1 newly issued common share of Oxford at the following prices: 25,000 at $1 per share; 25,000 at $1.50 per share; and 50,000 at 80% of the then market price of Oxford's common stock. The preferred shares are redeemable upon the sale of Crest, at the option of the holders, at $10 per share. On the third anniversary of the issuance of the preferred shares, Oxford shall have the option of redeeming the preferred shares at $10 per share or converting each preferred share into 20 shares of common stock of Oxford. The preferred shares accrue dividends at the rate of $.20 per share during the first year the shares are outstanding, $.40 per share during the second year and $.60 per share during the third year. The $250,000 note payable bears 6% interest and is payable over a period of 58 months. The warrants to acquire 250,000 common shares are exercisable at $1 per share for a period of three years. On October 1, 1997, the acquisition of Crest was consummated. However, as of June 30, 1998, Oxford had not delivered the preferred shares or warrants issuable in connection with the acquisition of Crest.

     On March 13, 1997, Oxford agreed to acquire 100% of the issued and outstanding shares of Webster, in exchange for 772,393 shares of Oxford common stock and the payment of $81,992 for a covenant not to compete. The former owners of Webster continued to operate Webster under a management contract pending completion of an audit of Webster's books and records. The acquisition of Webster was concluded on December 1, 1997. However, as of June 30, 1998, Oxford had not delivered the shares issuable in connection with the acquisition of Webster.

     Effective August 1, 1997, Oxford entered into a management contract to operate USC, an employee leasing firm located in Beaverton, Oregon. Previously, on July 31, 1997, Oxford had entered into an agreement to acquire substantially all of the assets of Insource America, Inc. ("Insource"), an employee leasing firm with operations in Portland, Oregon and Missoula, Montana. USC is successor to the operations of Insource.

     A condition precedent to closing of the acquisition of Insource was the successful completion of audits of the financial statements of Insource and its subsidiary as of and for the years ended June 30, 1995 and 1996. Subsequently, it was determined that audits could not be performed in accordance with generally accepted auditing standards due to the inadequacy of accounting records. Accordingly, the agreement to acquire Insource was terminated due to failure of Insource to satisfy conditions precedent to closing. A promissory note  issued  in  connection  with the  proposed  acquisition  of  Insource  and guaranteed by Oxford in the amount of $6,187,500 has been canceled. Oxford entered into the management agreement, retroactive to July 31, 1997, with USC for the duration of time that must pass to enable it to meet the filing requirements of the Securities Exchange Act regarding audited financial statements for businesses acquired. It is anticipated that the required audited financial statements will be available on or before calendar year end 1999. Once the audit is completed, Oxford will acquire the assets or stock of USC for a price which is established by the product of the highest number of employees under contract during the period from July 1, 1997 to July 1, 1999 multiplied by $2,250 per employee.

     Since completion of the acquisitions during fiscal 1997 and 1998, the Company's operations have consisted principally of the employee leasing operations of Rx, PRC, Crest and Webster. The Company's integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to "workaday" employees. The Company believes its services assist business owners in: (1) managing escalating costs associated with workers' compensation, health insurance coverage, workplace safety programs, and employee-related litigation, (2) providing employers with administrative assistance, and (3) reducing the time and effort required by business owners and executives to deal with the increasingly complex legal and regulatory environment affecting employment. As of June 30, 1998, the Company provided professional employer services to approximately 320 client organizations with nearly 4,700 employees, primarily in Texas, New Mexico and California.

Industry Background

     According to the U.S. Small Business Administration, there were approximately 6.0 million businesses in the United States with fewer than 500 employees in 1998. Collectively, these businesses employed an estimated 53 million persons and represented approximately $1.3 trillion in aggregate annual payroll, implying a potential market for PEO services of $1.6 trillion (assuming an average mark-up of approximately 20% for administration fees, workers' compensation insurance and employee benefits). The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small to medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants, and temporary services firms are available to assist businesses with specific tasks, these organizations do not typically provide a comprehensive range of services relating to the employer/employee relationship. PEOs address this market void.

     The PEO industry has experienced significant growth in recent years. Industry sources estimate that gross revenues in the PEO industry grew from $5 billion in 1991 to $18 billion in 1998, representing a compounded annual growth rate of approximately 29%. The Company believes that the increasing willingness of businesses to outsource non-core activities and functions, the low market penetration of the PEO industry, and the growth in the number of small businesses in the United States has contributed to the growing demand for PEO services. The PEO industry is highly fragmented, with approximately 2,400 PEOs operating in 1998. The Company believes that increasing industry regulatory complexity and the increasing capital requirements associated with developing larger service delivery infrastructures and management information systems should lead to significant consolidation opportunities in the PEO industry.

     The Company  intends to strengthen  its position as an industry  leader by:
(1) providing employers with comprehensive outsourcing solutions to their human resource needs, (2) targeting medium-sized businesses with 20 to 500 employees,
(3) aggressively managing health care and workers' compensation costs through the development of vertically integrated managed care systems, (4) developing proprietary information systems to provide a competitive advantage in managing costs and delivering a full range of high quality services, (5) increasing penetration of existing markets by hiring additional sales personnel and increasing sales productivity, and (6) acquiring established, quality PEOs in selected markets.

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

     An industry analyst's study indicated that 40% of the clients that outsourced services with a PEO were able to upgrade their employee benefits offerings and 25% of those clients were able to offer health care and other benefits for the first time.

Principal Services

     The Company provides professional employer services through four core activities: (1) human resource administration, (2) employer regulatory compliance management, (3) workers' compensation cost containment and safety management, and (4) employee benefits administration. By engaging the Company to provide these services, clients are able to concentrate their resources on their core businesses. In addition, the Company leverages its managed care expertise by offering certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance carriers, HMOs, managed care providers and large self-insured employers.

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

     Workers' Compensation Cost Containment and Safety Management. Workers' compensation is a state mandated, comprehensive insurance program which requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. See "Industry Regulation". The Company seeks to control its workers' compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, early intervention in each employee injury, intensive management of the medical costs related to such injuries and the prompt return of employees to the workplace. The Company seeks to prevent workplace injuries by implementing a wide variety of training, safety and mandatory drug-free workplace programs (including pre-employment, random and post-accident drug testing). Specific components of the Company's proprietary managed care system include the prompt identification and reporting of injuries, the use of Company designated health care providers, utilization and fee review, telephone claims and case management, auditing of bills and other techniques designed to reduce medical costs. The Company's efforts to quickly return employees to the workplace involve both rehabilitation services and placement of employees in transitional, modified duty position until they are able to resume their former positions.

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

Specialty Managed Care Services

     The growth in the Company's core PEO business has provided the Company with significant expertise and experience in managing a wide range of employee health care and disability costs. To further capitalize on that expertise, the Company offers a variety of specialty managed care services (such as employee assistance programs, behavioral health managed care, comprehensive workers' compensation managed care services, risk management and loss containment services) on a stand alone basis to health and workers' compensation insurance carriers, HMOs, managed care providers and large self insured employers. The Company believes that the continued expansion of its specialty managed care division will (1) enhance its leverage in negotiating provider arrangements and create greater economies of scale, (2) increase profit margins by using existing service delivery infrastructures to generate additional revenue, and (3) benefit the Company's PEO operations by making the Company's specialty managed care services more cost effective, innovative and competitive. The Company believes that the continued evolution of its specialty managed care services could require structural and organizational modifications to the Company's traditional relationships with other participants in the health care industry.

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

Customers

     At June 30, 1998, the Company served approximately 320 PEO client companies and had approximately 4,700 active work site employees resulting in an average of 15 work site employees per PEO client. The Company's customers are located principally in Texas, New Mexico and California and are broadly distributed throughout a wide variety of industries including services, wholesale trade, manufacturing, construction, retail sales, professional (e.g., law and accounting) and others.

     The Company attempts to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and to help insulate the Company from general economic cyclicality. As part of its client selection strategy, the Company does not offer its services to businesses in certain industries that it believes present a higher risk of employee injury. All prospective customers are evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

     Client attrition experienced by the Company is attributable to a variety of factors, including (1) client non-renewal due to price or service dissatisfaction, (2) client business failure or downsizing, (3) termination by the Company resulting from the client's inability to make timely payments, and
(4) sale or acquisition of the client.

Sales and Marketing

     The Company  markets its  services  through a direct  sales force of eleven
(11) sales persons located at the Company's offices in Dallas and Houston, Texas and Albuquerque, New Mexico. Marketing of services for USC are handled by a sales person in Portland, Oregon and a sales person in Billings, Montana. The Company's sales force averages approximately four years of experience in fields related to one or more of the Company's core services. The background of the Company's sales executives includes experience in industries such as payroll services, health insurance, temporary services and workers' compensation insurance. The Company's sales materials emphasize its broad range of high quality services and the resulting benefits to clients and work site employees. The Company's sales and marketing strategy is to hire additional sales executives in its existing markets and to increase sales productivity.

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

Competition

     The Company's competitors include (1) traditional in house human resource departments, (2) other PEOs and (3) providers of unbundled employment related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers. Many of these companies have greater financial and other resources than the Company, while others are seeking to enter the professional employer services market.

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

     The Company believes that barriers to entry into the PEO industry are increasing, including the following: (1) the complexity of the PEO business and the need for expertise in multiple disciplines; (2) the three to five years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance and unemployment; and (3) the need for sophisticated management information systems to track all aspects of business in a high growth environment.

Industry Regulation

     Overview. The Company's professional employer and specialty managed care operations are subject to extensive state and federal regulations that include operating, fiscal, licensing and certification requirements. Adding complexity to the Company's regulatory environment are (1) uncertainties resulting from the non-traditional employment relationships created by PEOs; (2) variations in state regulatory schemes, and (3) the ongoing evolution of regulations regarding health care and workers' compensation.

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

     The application of certain rules and regulations to the Company's PEO services will depend on whether the Company is considered an employer. The common law test of the employment relationship is generally used to determine employer status for benefit plan purposes under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the workers laws of many states and various state unemployment laws. This common law test involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. Other factors include (1) the right to fire and hire workers, (2) whether the workers are involved in distinct occupations or businesses, (3) whether the kind of occupation involved is generally performed by employees or by specialists who are independent contractors, (4) whether the purported employer provides the instrumentalities, tools and place of work, (5) the method of payment, (6) the length of time of the arrangement, (7) the level of skill and/or training required, (8) whether the work is part of the regular business of the purported employer, (9) whether the principal is in business, and (10) whether the parties believe that they are establishing a master-servant relationship. By contrast, certain statutes such as those relating to PEO licensing and federal income tax withholding use differing or more expansive definitions of employer. In addition, from time to time there have been proposals to enact a statutory definition of employer.

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

     In Texas, the Company's PEO operations are licensed under the Texas Employee Leasing Licensing Act of 1993 (the "Texas Licensing Act"). The Texas Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Texas Licensing Act also requires licensed PEOs to submit annual financial statements and maintain a tangible accounting net worth and positive working capital. The Texas Licensing Act also required PEOs to, among other things; (1) reserve the right of direction and control over the leased employees, (2) enter into a written agreement with the client company, (3) pay wages to the leased employees, (4) pay and collect payroll taxes, (5) maintain authority to hire, terminate, discipline and reassign employees, (6) reserve a right to direct and control the management of safety, risk and hazard control at the work site, (7) promulgate and administer employment and safety policies, and (8) manage workers' compensation claims.

     Federal and State Employment Taxes. The Company assumes the sole responsibility and liability for payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including work site employees. There are essentially three types of federal employment tax obligations; (1) income tax withholding requirements, (2) social security obligations under FICA, and (3) unemployment obligations under FUTA. Under these provisions, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

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

     The interpretive uncertainties raised by the Market Segment Study Group may impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable therefor. The Company's management believes that the economic strength and reputation of the Company has prevented this potential liability from discouraging prospective clients.

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

     -- Target Medium-Sized Clients. The Company targets and tailors its services to meet the needs of medium-sized businesses (with 20 to 500 employees). As of June 30, 1998, the Company's PEO clients had an average of approximately 15 "workaday" employees, compared to an estimated 1994 industry wide average of 13 "workaday" employees. The Company believes that medium-sized businesses are more likely than small businesses to (1) desire the wide range of employee benefits offered by the Company, (2) recognize the costs of human resource administration, (3) have greater employment related regulatory burdens, and (4) be financially stable. In addition, the Company believes that targeting medium-sized clients results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk.

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

     -- Expand Through Acquisitions. The PEO industry is highly fragmented, with approximately 2,400 PEOs operating in the United States, resulting in opportunities for consolidation. The Company believes that this industry consolidation will be driven by increasing industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to expand in current markets and to enter selected new markets by acquiring established quality PEOs to provide a platform for future regional consolidation. The
Company has identified certain fundamental attributes which characterize attractive potential new markets such as; (1) proximity to a major metropolitan area, (2) regulatory receptivity to PEOs, (3) prior successful introduction of the PEO concept, (4) favorable economic conditions, (5) high workers' compensation rates and health care costs, and (6) a high concentration of small to medium-sized businesses.

Employees

     The Company at June 30, 1998 had approximately ten corporate office, marketing and administrative employees (excluding client employees). The Company believes that its relations with its employees are good. None of the Company's corporate office, marketing or administrative employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's corporate offices are located in 14,586 square feet of leased office space at 4245 North Central Expressway in Dallas, Texas. The lease on this facility expires in 2001.

     In connection with the acquisition of various PEO operations in fiscal year 1998, the Company also leases sales and support offices in Albuquerque, New Mexico, Portland, Oregon, and Houston, Texas.

     The Company believes that its facilities are adequate to support the Company's operations for the foreseeable future. The Company expects to lease additional facilities in existing and new markets as needed to support future growth and acquisitions.

ITEM 3. LEGAL PROCEEDINGS

     On February 25, 1998, suit was filed by the Company in the U.S. District Court for the Northern District of Texas in a case styled, Oxford Capital Corp.
v. United States, (Docket No. 3-98CV0501-AH). In that suit, the Company sought injunctive relief from an alleged wrongful levy against the Company by the Internal Revenue Service ("IRS") relating to alleged payroll tax obligations of the Company's subsidiary, Rx Staffing Corporation. The IRS had, prior to the filing of the suit, levied bank accounts of Oxford Capital Corp. alleging that it was the nominee, alter ego, agent and/or holder of a beneficial interest of Rx Staffing. The alleged payroll tax deficiency of Rx Staffing is in excess of $4 million.

     The court issued a temporary restraining order on March 9, 1998, which was then superceded after hearing, by the court's denial of a temporary injunction on March 19, 1998. After a trial on the merits on August 7, 1998, the court denied the Company a permanent injunction and found that the levy was appropriate. The Company filed a notice of appeal on October 5, 1998, and is appealing the judgment to the Fifth Circuit Court of Appeals.

     In February of 1998, suit was filed against the Company's subsidiaries, Rx Staffing, PRC, and Webster, in the District Court of Dallas County, Texas, 191st Judicial District, in a case styled, Liberty Mutual Fire Insurance Co. v. Rx Staffing Corporation, et al. (Cause No. DV 98-1321). In that suit, the plaintiff is seeking $1.9 million based on claims for unpaid workers' compensation and employers' liability insurance premiums. Management believes that the Company has good defenses and offsets against the claim and is vigorously contesting the matter.

     In addition to the foregoing, the Company is subject to threatened and pending litigation and disputes arising in the normal course of business. Other than the foregoing, management believes that any such threatened or pending actions will not materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ Electronic Bulletin Board under the symbol "OXFO". The following table sets forth the high and low bid price per share for the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                            High              Low
                                           ------            -----
Quarter ended September 30, 1996            9/16              1/2
Quarter ended December 31, 1996             9/16              1/2
Quarter ended March 31, 1997                3/8               3/8
Quarter ended June 30, 1997                 3/16              3/16

Quarter ended September 30, 1997            3/8               3/16
Quarter ended December 31, 1997             1/4               1/16
Quarter ended March 31, 1998                3/16              1/8
Quarter ended June 30, 1998                 3/16              1/8

     The  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     As of October 31, 1998, there were approximately 250 holders of record of the Common Stock of the Company.

     At October 31, 1998, the bid price of the Common Stock was $0.03.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to pay any such dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The  statements  contained  in this Annual  Report on Form 10-KSB  ("Annual
Report") which are not historical facts, including, but not limited to, statements found in Item 1. "Business" and in this Item 6. "Management's Discussion and Analysis," are forward-looking statements that involve a number of risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

Overview

     The Company provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's integrated employment related services consist of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to work site employees. In addition, the Company offers certain specialty managed care services on a stand alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self insured employers.

Financial Presentation

     The Company conducted no operating business activities from 1993 through September of 1996. In October of 1996, the Company acquired Rx and SFCI in transactions accounted for as a reverse acquisition. As a result of such transactions, the financial results for all periods presented reflect the operations and results of Rx and SFCI for all such periods as if the transactions had occurred at the beginning of such periods. In September, October and December of 1997, the Company acquired PRC, Crest and Webster, respectively, and in September of 1997 the operations of SFCI were discontinued. As a result of the transactions during fiscal 1997 and 1998, the Company's operations consisted of the operations of Rx and SFCI during fiscal 1997 and the operations of Rx, PRC, Crest and Webster during fiscal 1998. See "Item 1. Description of Business -- The Company."

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the foregoing and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

     The Company's revenues include (1) employee leasing revenues and (2) management fees. Employee leasing revenues include all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of work site employees. The Company is obligated to pay the gross salaries and wages, related employment taxes as well as health care and workers' compensation costs of its work site employees whether or not the Company's clients pay the Company on a timely basis, or at all. The Company believes that including such amounts as revenues appropriately reflects the responsibility which the Company bears for such amounts and is consistent with industry practice. In addition, the Company's revenues are subject to fluctuations as the result of (1) changes in the volume of work site employees serviced by the Company, (2) changes in the wage base and employment tax rates of work site employees, and (3) changes in the mark up charge by the Company for its services.

     Management fees are derived from contractual arrangements pursuant to which the Company provides certain insurance and management services to other employee leasing firms. The Company began providing management services and receiving management fees during fiscal 1998 in anticipation of the acquisition of Crest and USC. Management services to Crest, and the receipt of management fees from Crest, terminated in October of 1997 upon the Company's acquisition of Crest. See "Item 1. Description of Business -- The Company."

     The Company's primary direct costs are (1) salaries, wages, the employer's portion of social security, Medicare premiums and federal unemployment taxes,
(2) health care and workers' compensation costs, and (3) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in items (2) and
(3).

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

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. The Company is insured under a large deductible insurance plan. Workers' compensation costs include reserves for claims which have been incurred but not reported and for anticipated loss development.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of revenues:

                                           Twelve Months Ended June 30
                                           ---------------------------
                                              1998             1997
                                             ------           ------
Employee leasing revenue...............       99.3%            100.0%
Management fees........................        0.7               0.0
                                             ------           ------
Total revenues.........................      100.0             100.0
Direct cost............................       94.7              94.1
                                             ------           ------
Gross profit...........................        5.3               5.9
Operating expenses:
  General and administrative...........        5.7               8.8
  Sales and marketing..................        0.6               2.1
                                             ------           ------
  Total operating expenses.............        6.3              10.9
                                             ------           ------
Operating loss.........................       (1.0)             (5.0)
Other expenses (net)...................       (2.3)             (8.7)
Loss from discontinued operations......       (0.2)             (5.5)
                                             ------           ------
Net loss...............................       (3.5)            (19.2)
                                             ======           ======

     Revenues. Total revenues for the fiscal year ended June 30, 1998 were $82.5 million compared to $18.9 million for the fiscal year ended June 30, 1997, an increase of 337.4%. Employee leasing revenues increased by 334.4% from $18.9 million in fiscal 1997 to $81.9 million in fiscal 1998. Management fees increased from $0 in fiscal 1997 to $569,000 in fiscal 1998. The increase in total revenues and employee leasing revenues was attributable to the acquisition of PRC, Crest and Webster, which accounted for an aggregate of $68.1 million of employee leasing revenues during fiscal 1998. Partially offsetting the increase in employee leasing revenues attributable to acquisitions during fiscal 1998 was a $5.1 million decrease in employee leasing revenues of Rx Staffing during the current period which was attributable to the termination (because of excessive workers compensation losses and a high incident of State unemployment claims) during the period of one client which accounted for approximately 25% of Rx Staffing's business in the 1997 period. The increase in management fees during fiscal 1998 was attributable to the commencement of management services performed during the year pending completion of acquisitions (Crest -- $190,000; USC -- $379,000). The average number of worksite employees paid per month during fiscal 1998 was 4,300 as compared to 975 during fiscal 1997 while monthly revenue per worksite employee was $1,588 during fiscal 1998 as compared to $1,616 during fiscal 1997.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1996, total revenues during fiscal 1997 would have been $94.5 million as compared to fiscal 1998 pro forma revenues of $100.6 million. The increase in pro forma revenues from fiscal 1997 to fiscal 1998 was primarily attributable to a $12.4 million increase in PRC revenues which was partially offset by the aforementioned decrease in revenues of Rx Staffing.

     Gross Profit. Gross profit was $4.4 million during fiscal 1998 compared to $1.1 million during fiscal 1997, an increase of 292.8%. Gross profit was 5.3% of revenues during fiscal 1998 compared to 5.9% during fiscal 1997.

     The increase in gross profits was primarily attributable to the acquisition of PRC, Crest and Webster during fiscal 1998 and a moderate increase in fees to clients which was partially offset by a $0.4 million decrease in gross profits from Rx resulting from the aforementioned decrease in Rx revenues.

     Monthly gross mark-up per worksite employee totaled $84 during fiscal 1998 as compared to $99 during fiscal 1997. The decrease in gross profit percentage during fiscal 1998 was principally attributable to the lower gross margins (2.6%) generated by Crest.

     General and Administrative Expense. General and administrative expenses ("G&A") were $4.7 million during fiscal 1998 compared to $1.7 million during fiscal 1997, a 186% increase. As a percentage of revenues, G&A decreased from 8.8% to 5.7%. The increase in G&A was attributable to the acquisitions of PRC, Crest and Webster and associated costs of supporting such operations and a number of unusual and non-recurring expenses such as (1) legal fees associated with the Company's ongoing litigation with the IRS, litigation with a former workers' compensation insurance carrier and the acquisitions of PRC, Crest and Webster ($250,000), (2) other expenses incurred in connection with the acquisitions such as accounting fees ($100,000), consulting fees ($50,000) and travel costs ($100,000), and (3) excess wages for employees of acquired companies whose employment has since been terminated ($100,000). The decrease in G&A as a percentage of revenues was attributable to efficiencies associated with operations on a larger scale.

     Sales and Marketing Expense. Sales and marketing costs were $519,000 during fiscal 1998 compared to $398,000 during fiscal 1997, an increase of 30.5%. As a percentage of revenues, sales and marketing expense decreased from 2.1% to 0.6%. The increase in sales and marketing expense was attributable to the acquisition of PRC, Crest and Webster and associated costs of supporting such operations. The decrease in sales and marketing expense as a percentage of revenues was attributable to efficiencies associated with operations on a larger scale.

     Other Expense (Net). The Company reported other expenses (net) totaling $1.9 million during fiscal 1998 as compared to other expenses (net) of $1.6 million during fiscal 1997. Other expense (net) during fiscal 1998 included amortization expense ($715,000), depreciation expense ($140,000), IRS penalties and interest ($634,000), interest expense ($426,000) and interest income ($44,000). Other expense (net) during fiscal 1997 included impairment of long-lived assets ($881,000), amortization expense ($154,000), depreciation expense ($28,000), IRS penalties and interest ($500,000), interest expense ($83,000) and interest income ($175).

     The increase in amortization expense during fiscal 1998 was attributable to the amortization of goodwill associated with the acquisitions of PRC and Crest and the amortization of a covenant not to compete associated with the acquisition of Webster during fiscal 1998. Offsetting the increase in amortization expense during fiscal 1998 was the decrease in impairment of long-lived assets which reflects the write-off, during fiscal 1997, of unamortized goodwill and a covenant not to compete relating to the acquisition of Rx. The impairment loss recorded during fiscal 1997 was the result of the lack of profitability of Rx and the determination that the operations of Rx would not recoup the Company's investment therein.

     The increase in depreciation expense during fiscal 1998 was attributable to the acquisitions of PRC, Crest and Webster.

     The increase in interest expense during fiscal 1998 was attributable to promissory notes issued in connection with the acquisition of PRC and Crest by the Company.

     Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $138,000 during fiscal 1998 as compared to a loss from discontinued operations of $1.0 million during fiscal 1997. The loss from discontinued operations relates to the termination, during fiscal 1998, of the operations of SFCI.

     Net Loss. The Company reported a net loss of $2.9 million during fiscal 1998 as compared to a loss of $3.6 million during fiscal 1997.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1996, net loss during fiscal 1997 would have been $4.6 million as compared to fiscal 1998 pro forma net loss of $3.2 million.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $47,000 and a deficit in working capital of $11.9 million at June 30, 1998 compared to a cash balance of $437,000 and a deficit in working capital of $3.7 million at June 30, 1997. The decrease in cash was primarily attributable to the loss incurred during fiscal 1998. The increase in the Company's working capital deficit was attributable to the loss incurred during fiscal 1998 and the issuance of $4.6 million of promissory notes in connection with the acquisitions of PRC and Crest and includes $4.9 million of payroll taxes payable in July of 1998.

     The Company's operating activities used $58,000 of cash in fiscal 1998 as compared to providing $1.1 million of cash during fiscal 1997. The decrease in operating cash flows during fiscal 1998 compared to fiscal 1997 reflects a substantially larger increase in receivables ($2.2 million) during fiscal 1998 as compared to fiscal 1997 which was partially offset by a smaller loss for the period and a slightly larger increase in payables and accrued expenses ($476,000) during fiscal 1998 compared to fiscal 1997.

     Cash flows used in investing activities totaled $105,000 during fiscal 1998 as compared to $414,000 during fiscal 1997. Approximately $100,000 of the cash used in investing activities in fiscal 1997 related to payments pursuant to a non-compete agreement entered into in connection with the acquisition of Rx. The balance of the funds used in investing activities in fiscal 1997 related to purchases of furniture and equipment and costs and expenditures incurred in connection with acquisitions which were pending at June 30, 1997. Investing activities during fiscal 1998 were attributable to purchases of furniture and equipment. In addition to its cash investing activities during fiscal 1997, the Company converted $170,000 of debentures, including accrued interest, into 357,286 shares of common stock and 75,000 warrants and converted $758,000 of accounts payable, including $686,000 payable to a company controlled by the Company's chairman, into 1,426,490 warrants.

     Cash flows used in financing activities totaled $228,000 for fiscal 1998 as compared to cash used in financing activities of $273,000 in fiscal 1997. Cash flows used in financing activities during the period consisted of $269,000 of reduction of debt, partially offset by an increase in the Company's bank overdraft of $42,000. The use of cash in financing activities during fiscal 1997 reflects the reduction of debt in the amount of $200,000 and a reduction of the bank overdraft balance of $224,000 which was partially offset by the receipt of loan proceeds in the amount of $150,000 and a capital contribution of $1,000.

     At June 30, 1998, the Company's principal obligations, other than those relating to meeting its ongoing working capital needs, consisted of (1) a non-interest bearing note payable in connection with the Company's acquisition of Rx, (2) a note payable in connection with the acquisition of PRC, and (3) a note payable in connection with the acquisition of Crest.

     The note relating to the acquisition of Rx is unsecured and provides for monthly payments of $6,700 until $1,068,000 has been paid. The note was originally recorded at a discounted value of $533,650, reflecting a 12% discount rate. The discounted balance of the note payable at June 30, 1998 was $487,000.

     The note relating to the acquisition of PRC is in the amount of $4.5 million, is secured by shares of PRC and bears interest at 8%. The note requires annual payments of principal and interest in an amount equal to the greater of $450,000 or 30% of the gross profits of PRC. Any unpaid principal and interest is due in September, 2000. The note provides for certain conversion rights in favor of both the holder and the Company. No payments were made under the note during fiscal 1998 and, at November 15, 1998, the note was in default and notice had been given by the holders of their intent to foreclose. Negotiations are presently ongoing with respect to curing the default on the note.

     The note relating to the acquisition of Crest was in the original amount of $250,000, bears interest at 6% per annum and provides for monthly installments of $5,000. The Company has been paying certain debts of the former owners of Crest owed to the IRS and has offset those payments against amounts payable under the note. The balance of the note at June 30, 1998 was $137,112. As of November 15, 1998, the Company may have been in default under certain loan covenants.

     Additionally, at June 30, 1998, the Company was involved in legal proceedings with the IRS in connection with the IRS's efforts to collect some $3,721,504 of delinquent payroll taxes which it contends are owed by Oxford Capital. The alleged payroll tax deficiency relates to operations of Rx Staffing between September of 1996 and June of 1997. The Company obtained a temporary restraining order on March 9, 1998, which was then superceded after hearing, by the court's denial of a temporary injunction on March 19, 1998. After a trial on the merits on August 7, 1998, the court denied the Company a permanent injunction and found that the IRS's levy against Oxford was appropriate. The
Company filed a notice of appeal on October 5, 1998, and is appealing the judgment to the Fifth Circuit Court of Appeals. In the event the Company is unsuccessful in its efforts to settle the alleged payroll tax deficiencies, the Company does not have the financial resources to pay the amounts allegedly owing and support its ongoing operations.

     At June 30, 1998, the Company was also obligated under leases covering its principal offices expiring December 31, 2003 and two leases for office equipment expiring December 31, 1999 and 2000. The Company's lease obligations at June 30, 1998 provided for minimum annual payments of $422,000 for the year ending June 30, 1999 declining to $46,000 for the year ending June 30, 2003.

     While the Company experienced a number of nonrecurring and unusual expenses in fiscal 1998 as described above, it nonetheless again incurred substantial operating losses during fiscal 1998 as was true for fiscal 1997. As a result of those losses and the deficit in the Company's working capital, the Company's auditors have qualified their opinion regarding the Company's financial statements to reflect doubt as to the Company's ability to continue as a going concern. In order to ensure that the Company remains in operation, management is working to reduce expenses, negotiate favorable terms with creditors, raise additional capital or sell assets. In order to meet its working capital needs and to satisfy obligations coming due on or before July 31, 1999, management estimates that the Company will require approximately $9 million of additional third party financing during fiscal 1999.

     If the Company is unable to substantially improve operating results, secure additional financing, negotiate more favorable payment terms with its creditors or sell assets on favorable terms, the Company may be unable to continue its present operations. The Company is presently negotiating with the IRS and the former shareholders of PRC to secure more favorable terms with respect to payment of amounts owed to such creditors. Absent an agreement in that regard, the former shareholders of PRC may foreclose on their security interest and the Company would lose its ownership interest in PRC and the IRS may levy against assets of the Company to satisfy delinquent payroll tax obligations.

Year 2000 Issue

     As the Company's operations rely on several internal computer systems and third party vendor relationships, the Company believes that the Year 2000 issue presents potentially significant operational issues if not properly addressed. The Year 2000 issue generally describes the various problems that may result from the failure of computer and other mechanical systems to properly process certain dates and date sensitive information.

     Costs to address Year 2000 issues. The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans.

     Risks associated with Year 2000 issues. The Company believes that the risks associated with Year 2000 issues would primarily affect the areas of payroll processing, electronic funds transfers and the dissemination of benefits appropriate planning and testing are: the inability to transmit direct deposit payroll through banking systems to deposit funds into worksite employees' bank accounts; the inability to collect funds electronically in payment of the Company's service fees; the failure to properly calculate payroll information; the untimely transmission of benefits enrollment or claims data to and from benefit providers; and the inability to deliver payroll checks to employees due to failure in transportation or courier systems. As a result, the Company's plans, including the testing of its systems, vendor assessment and contingency planning, will be focused in these areas.

     Contingency Planning. The Company has previously developed a disaster recovery plan to be used in the event of unexpected business interruptions. The Company is currently developing specific contingency plans, to complement its disaster recovery plan, for those processes that are considered crucial in preventing an interruption of business operations as a result of Year 2000 issues.

     The Company's Year 2000 plans, as discussed above, represent an ongoing process which will continue throughout 1999. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversion, there can be no assurances that the action discussed herein will have the anticipated results or that the Company's financial condition or results of operations will not be adversely affected as a result of Year 2000 issues. Among the factors which might affect the success of the Company's Year 2000 plans are:
(1) the Company's ability to properly identify deficient systems; (2) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (3) the Company's ability to adequately address any such internal or external deficiencies; (4) the Company's ability to complete its Year 2000 plans in a timely manner; and (5) unforeseen expenses related to the Company's Year 2000 plans.

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

Certain Factors Affecting Forward-Looking Statements

     The statements contained in this Annual Report which are not historical facts are forward looking statements that involve a number of risks and uncertainties. In the normal course of business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are: (1) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (2) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (3) changes in the competitive environment in the PEO industry or new market entrants; (4) inability of the Company to arrive at a satisfactory resolution with respect to payroll tax obligations alleged by the IRS to be owing by Oxford with respect to Rx Staffing; and (5) inability of the Company to make payments due, or to arrive at a satisfactory resolution with respect to amounts owed, relating to the Company's acquisition of PRC. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward looking statements made by the Company ultimately prove to be accurate.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Cheshier & Fuller, L.L.P., appears on pages F-1 through F-25 of this report. See Index to Financial Statements on page 32.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of Rx and SFCI by the Company, on August 7, 1996, the Company's Board of Directors selected the firm of Thomas Leger & Co., L.L.P. to serve as its new independent accountants and dismissed D. Brian Macbeth, Certified Public Accountant, of Spring, Texas, which previously served as the independent accountant for the Company.

     D. Brian Macbeth's reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal years 1994 and 1995 and through August 7, 1996, there were no disagreements with
D. Brian Macbeth on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D. Brian Macbeth, would have caused him to make reference thereto in his reports on the financial statements for such years.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                   Age     Position

Robert Cheney........   57     Chairman, Chief Executive Officer and Director
Rick Tarell..........   47     President, Chief Operating Officer and Director
Jerry Stovall........   36     Executive Vice President, Chief Financial Officer
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

Compliance With Section 16(a) of the Exchange Act

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

     No officers of the Company were paid compensation in excess of $100,000 during any of the three years ended June 30, 1998. While Mr. Cheney, the Company's Chairman and Chief Executive Officer, received no salary or other similar compensation from the Company during the three years ended June 30, 1998, a company controlled by Mr. Cheney is paid consulting fees and reimbursed for expenses incurred in providing management and administrative services to the Company. During the year ended June 30, 1998, the Company paid to such firm consulting fees totaling $195,000 and reimbursed expenses totaling $125,000. During the year ended June 30, 1997, the Company paid to such firm consulting fees totaling $195,000 and reimbursed expenses totaling $36,000. See "Certain Relationships and Related Transactions."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of December 10, 1998 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.


Name and Address of                                        Number of Shares
Beneficial Owner (1)                                     Beneficially Owned(2)             Percent
---------------------                                   -----------------------           ---------

Jerry Stovall (5)....................................        2,164,650   (3)                 18.8%
Rick Tarell (5)......................................        2,164,650   (4)                 18.8%
Atlas Overseas Investments Limited (6)...............          750,000                        5.9%
Overseas Limited (7).................................          750,000                        5.9%
Penguin Investments Limited (6)......................          700,000                        5.9%
All officers and directors as a group (3 persons)....        4,329,300   (8)                 34.2%


------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

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

(5)  Address is 4245 N. Central Expressway, Suite 300, Dallas, Texas 75205.

(6)  Address is P. O. Box N-10144, Bitco Building East, Nassau, Bahamas.

(7)  Address is 22 Markham Street, London, England SW3

(8)  Includes 2,329,300 warrants held by officers and directors.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1994, TDF, Ltd. ("TDF"), a company controlled by the Company's Chairman, has provided management and administrative services to the Company pursuant to a consulting agreement. The consulting agreement provides for the payment of monthly consulting fees and reimbursement of out-of-pocket expenses. The monthly consulting fee accrued at $17,000 per month through December 31, 1996 at which time the consulting fee was reduced to $15,000 per month. The consulting fee was increased to$17,500 on July 1, 1997.

     Through June 30, 1996, the Company had accrued and unpaid consulting fees and reimbursable expenses due to TDF totaling $685,630. During fiscal 1997, TDF agreed to convert the amount receivable from the Company at June 30, 1996 into warrants exercisable through August 31, 1998 to purchase 1,290,719 shares of common stock of the Company at $0.5312 per share. The warrants issued to TDF expired on August 31, 1998.

     During fiscal 1998, the Company paid consulting fees to TDF totaling $195,000 and reimbursed expenses totaling $125,000. During fiscal 1998, the Company also advanced funds to TDF on an unsecured non-interest bearing basis. At June 30, 1998, the total amount of advances owed by TDF to the Company was $124,000. As of December 1998, all amounts advanced to TDF by the Company had been repaid in full through offsets against fees and expenses payable to TDF by the Company and the Company owed approximately $30,000 to TDF for unpaid fees and expenses.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                               Description of Exhibit
     -------                             ------------------------

     2.1 Share Purchase Agreement dated September 1, 1997 between Oxford Capital and the Shareholders of PRC Enterprises, Inc. (1)
     2.2  Exchange Agreement between Oxford Capital and Rx Staffing, Inc. (2)
     2.3 Exchange Agreement between Oxford Capital and Safety and Fatigue Consultants International, Inc. (2)
     2.4  Exchange Agreement with the Shareholder of Crest Outsourcing, Inc. (7)
     2.5  First Amendment to Exchange Agreement re: Crest Outsourcing, Inc. (8)
     3.1  Articles of Incorporation (5)
     3.2  Bylaws (5)
     4.1 Certificate of Designations re: Series A Convertible Redeemable Preferred Stock (8)
     4.2  Common Stock Purchase Warrant re: Crest (8)
     4.3  Common Stock Conversion Warrant (8)
     9.1  Voting Trust Agreement re: PRC Enterprises (1)
     10.1 Promissory Note re: PRC Enterprises acquisition (1)
     10.2 Consulting Services Agreement with TDF, Ltd. (5)
     10.3 Management Agreement re: United Staffing Corporation (6)
     10.4 Promissory Note to shareholders of Crest (8)
     16.1 Letter from D. Brian Macbeth re: change of accountants (3)
     16.2 Letter from Thomas Leger & Co. L.L.P. re: change of accountants (4)
     21.1 Subsidiaries (5)
     27.1* Financial Data Schedules

----------------------
*        Filed herewith

(1) Incorporated by reference to the Current Report on Form 8-K dated September 2, 1997.
(2) Incorporated by reference to the Current Report on Form 8-K dated October 4, 1996.
(3) Incorporated by reference to the Current Report on Form 8-K dated August 7, 1996.
(4) Incorporated by reference to the Current Report on Form 8-K dated October 13, 1997.
(5) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended June 30, 1997.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.
(7) Incorporated by reference to the Current Report on Form 8-K dated February 21, 1997.
(8) Incorporated by reference to the Current Report on Form 8-K dated October 15, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OXFORD CAPITAL CORP.



                                        By: /s/ Robert Cheney
                                           -------------------------------------
                                            Robert Cheney
                                            Chairman and Chief Executive Officer

Dated:   January 7, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                              Date
   -----------                      -------                            ------

 /s/ Robert Cheney         Chairman of the Board, Chief         January 7, 1999
-------------------        Executive Officer (Principal
Robert Cheney              Executive Officer) and Director


 /s/ Rick Tarell           President, Chief Operating           January 7, 1999
-------------------        Officer and Director
Rick Tarell

 /s/ Jerry Stovall         Executive Vice President,            January 7, 1999
-------------------        Chief Financial Officer (Principal
Jerry Stovall              Accounting and Financial Officer)
                           and Director

                         INDEX TO FINANCIAL STATEMENTS





                                                                         Page
                                                                        ------

Report of Independent Auditors........................................   F-1

Consolidated Balance Sheets...........................................   F-2

Consolidated Statements of Income.....................................   F-4

Consolidated Statements of Changes in Stockholders' Equity............   F-6

Consolidated Statements of Cash Flows.................................   F-7

Notes to Consolidated Financial Statements............................   F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Oxford Capital Corp.

We have audited the accompanying consolidated balance sheet of Oxford Capital Corp. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Capital Corp. and Subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Companies have suffered recurring losses from operations and have a working capital deficiency, which raises substantial doubt about their ability to continue as a going concern.
Management's plans regarding those matters also are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                               /s/  Cheshier & Fuller
                                               -------------------------
                                               CHESHIER & FULLER, L.L.P.
Dallas, Texas
November 10, 1998

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1998

                                     ASSETS
                                    -------

Current assets
     Cash and cash equivalents                                      $    47,488
     Accrued payroll receivable                                       2,313,668
     Accounts receivable - clients,  net of allowance for
         doubtful accounts of $9,693                                    610,476
     Prepaid expenses                                                    64,194
     Net assets of discontinued operations and assets
         held for disposition                                            32,325
                                                                      ---------
              Total current assets                                    3,068,151

Furniture and equipment, net of accumulated
     depreciation of $345,829                                           427,119

Other assets
     Goodwill, net of accumulated amortization of
         $983,015                                                     5,122,589
     Covenant not to compete, net of accumulated
         amortization of $50,000                                         31,991
     Receivable from related party                                      124,388
                                                                      ---------
TOTAL ASSETS                                                         $8,774,238
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1998

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
     Bank overdraft                                             $    201,497
     Accrued payroll payable                                       2,246,288
     Accounts payable - trade                                        232,099
     Accrued expenses                                              1,867,419
     Payroll taxes payable                                         4,922,187
     Payable to related parties                                      733,311
     Current portion of capital lease obligation                       5,150
     Current portion of other long-term obligation                    23,215
     Notes payable                                                 4,696,836
                                                                  ----------
         Total current liabilities                                14,928,002

Long-term debts:
     Capital lease obligation                                         12,343
     Other obligation                                                463,739
                                                                  ----------
         Total liabilities                                        15,404,084
                                                                  ----------
Preferred stock, par value $.001, 1,000,000 shares
     authorized, none issued                                             -0-
Common stock, par value $.001, 50,000,000 shares
     authorized, 10,334,668 shares issued and outstanding             10,335
Additional paid-in capital                                         1,393,204
Retained deficit                                                  (8,033,385)
                                                                  ----------
         Total stockholders' deficit                              (6,629,846)
                                                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 8,774,238
                                                                  ==========

 The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                   For the Years Ended June 30, 1998 and 1997


                                                1998                 1997
                                               ------               ------

Management fees                           $    569,167        $          --
Employee leasing revenue                    81,937,381            18,861,045
                                            ----------            -----------
                                            82,506,548            18,861,045

Cost of sales                               78,146,881            17,751,385
                                            ----------            -----------
Gross profit                                 4,359,667             1,109,660

General and administrative                   4,726,014             1,652,220
Selling expenses                               519,170               397,834
                                            ----------            -----------
                                              (885,517)             (940,394)
Impairment of long-lived assets                     --               881,385
Amortization                                   715,257               154,177
Depreciation                                   139,766                28,216
IRS penalties and interest                     634,145               499,540
Other income                                   (43,554)                 (175)
Interest expense                               425,999                83,313
                                            ----------            ----------
                                            (2,757,130)           (2,586,850)

Income tax expense                                  --                    --
                                            ----------            ----------
Net loss from continuing operations         (2,757,130)           (2,586,850)

Loss from discontinued operations             (137,822)           (1,034,888)
                                            ----------            ----------
Net loss                                   $(2,894,952)          $(3,621,738)
                                            ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                   For the Years Ended June 30, 1998 and 1997


                                                   1998               1997

Weighted average number of
     shares outstanding                        16,222,197          32,882,689
                                               ==========          ==========
Loss per share:

     Loss from continuing operations         $     (0.17)       $      (0.08)
                                               ==========          ==========
     Net loss                                $    (0.18)        $      (0.11)
                                               ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Deficit
                   For the Years Ended June 30, 1998 and 1997

                                                                                    Additional
                                                                      Common         Paid-In       Retained
                                                   Shares             Stock          Capital        Deficit           Total
                                                  --------           --------       -----------    ---------         -------


Balance, July 1, 1996                             5,155,392        $   5,155      $  449,753      $(1,516,695)    $(1,061,787)

Issuance of stock in exchange for 100%
     of equity of SFCI                           23,293,005           23,293         (23,293)                              -0-
Issuance of stock in exchange for 100%
     of equity of Rx Staffing                     4,108,601            4,109          (4,109)                              -0-
Capital contributed                                                                    1,000                            1,000
Conversion of loan payable to stock                 357,286              357         189,522                          189,879
Issuance of warrants to acquire common
     stock in exchange for accounts payable                                          757,752                          757,752
Issuance of stock as consideration for
     making a short-term loan to the Companies      150,000              150            (150)                              -0-
Net loss                                                                                           (3,621,738)     (3,621,738)
                                                 -----------       -----------     ----------       ----------      ----------

Balance, June 30, 1997                           33,064,284           33,064       1,370,475       (5,138,433)     (3,734,894)

Return of shares with regard to the
     purchase of Rx Staffing and SFCI           (22,729,616)         (22,729)         22,729                               -0-

Net loss                                                                                           (2,894,952)     (2,894,952)
                                                ------------       ------------    ----------       ---------       ----------

Balance, June 30, 1998                           10,334,668    $      10,335     $ 1,393,204      $(8,033,385)    $(6,629,846)
                                                ============       ============    ==========       =========       ==========


   The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1998 and 1997


                                                                 1998              1997
                                                                ------            ------

Cash flows from operating activities
     Net loss                                                $(2,894,952)     $(3,621,738)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                      855,023          182,393
              Impairment loss                                         --          881,385
              (Increase) decrease in:
                  Accrued payroll receivable                  (1,897,808)         (67,732)
                  Accounts receivable                           (469,266)         (74,376)
                  Accounts receivable - related party            (32,964)         (46,284)
                  Inventory and prepaid expenses                   3,201          (67,396)
                  Net assets of discontinued operations          (32,325)              --
                  Other assets                                       337             (337)
              Increase (decrease) in:
                  Accrued payroll payable                      1,959,232           49,681
                  Accounts payable - trade                       141,350          (65,907)
                  Payroll taxes payable                          884,586        3,868,048
                  Payable to related parties                     733,311              -0-
                  Accrued expenses                               692,502           82,680
                                                               ----------       ----------
Net cash provided by (used in) operating activities              (57,773)       1,120,417
                                                               ----------       ----------
Cash flows from investing activities
     Purchase of deferred acquisition costs                           --          (81,991)
     Increase in accounts receivable - Crest                          --          (45,140)
     Purchase of covenants not to compete                             --         (100,687)
     Purchase of furniture and equipment                        (104,596)        (186,491)
                                                               ----------       -----------
Net cash used in investing activities                           (104,596)        (414,309)
                                                               ----------       -----------
Cash flows from financing activities
     Increase (decrease) in bank overdraft                        41,854         (223,955)
     Proceeds from issuance of promissory note                        --          150,000
     Reduction of debt                                          (269,407)        (200,104)
     Contributed capital                                              --            1,000
                                                               ----------       -----------
Net cash provided by (used in) financing activities             (227,553)        (273,059)
                                                               ----------       -----------


   The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1998 and 1997


                                                                  1998                   1997
                                                                 ------                 ------


Net (decrease) increase in cash and cash equivalents            (389,922)              433,049

Cash and cash equivalents balance
     at beginning of period                                      437,410                 4,361
                                                               ---------            ----------
Cash and cash equivalents balance
     at end of period                                      $      47,488           $   437,410
                                                               =========            ==========
Supplemental disclosures of cash flow information

Interest paid                                              $      55,523           $    88,580
                                                               =========            ==========
Income taxes paid                                          $          --           $        --
                                                               =========            ==========
Non cash investing and financing activities

Debentures payable converted to shares
     of common stock                                       $          --           $   169,789
                                                               =========            ==========
Accounts payable converted to warrants to
     acquire common stock                                  $          --           $   757,752
                                                               =========            ==========
Purchase of goodwill by issuance
     of long-term debt                                     $          --           $   512,650
                                                               =========            ==========
Purchase of goodwill by assumption
     of debt                                               $   5,787,846           $        --
                                                               =========            ==========
Purchase of furniture and equipment
     by assumption of debt                                 $     282,996           $        --
                                                               =========            ==========

   The accompanying notes are an integral part of these financial statements.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 -  Nature of Business and Significant Accounting Policies
          ------------------------------------------------------

          Organization

          Oxford Capital Corp. (Oxford) was organized under the laws of Nevada in May, 1985. From inception until 1993, Oxford was not engaged in an active trade or business. From 1993 through September, 1996, Oxford was engaged in efforts to identify and acquire or merge with an operating business. During October, 1996 Oxford acquired Rx Staffing
          (Rx) and Safety and Fatigue Consultants International, Inc. (SFCI). In September, October and December, 1997, Oxford acquired PRC Enterprises, Inc. (PRC), Crest Outsourcing, Inc. (Crest) and Webster Leasing, Inc. (Webster), respectively. Rx, SFCI, PRC, Crest, and Webster are wholly-owned subsidiaries of Oxford and all of these entities will collectively be referred to as "the Companies".

          Operations

          Rx was organized during December, 1995, and is engaged in providing employee leasing services primarily in the state of Texas. SFCI was organized during March, 1996, and is engaged in providing consultation services and training materials on safety and fatigue of truck drivers. PRC and Webster provide employee-leasing services primarily in the state of Texas. Crest provides employee-leasing services primarily in New Mexico and California.

          The results of marketing and sales efforts of SFCI have not met expectations and, accordingly, in an effort to reduce operating costs and overhead, management discontinued operations of that subsidiary effective December 31, 1997.

          Consolidation Policy

          The acquisitions of Rx and SFCI were accounted for as reverse acquisitions. As such, the activities of Rx and SFCI were retroactively presented from their inceptions. The acquisitions of PRC, Crest, and Webster were accounted for as purchases. All intercompany profits and transactions have been eliminated in consolidation.

          Financial Presentation

          The Companies' revenues include amounts billed and accrued for unbilled revenue to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of work site employees. The Companies are obligated to pay the gross salaries and wages, related employment

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 -  Nature of Business and Significant Accounting Policies, continued
          -----------------------------------------------------------------

          Financial Presentation

          taxes as well as health care and workers' compensation costs of their work site employees whether or not the Companies' clients pay the Companies on a timely basis, or at all. The Companies believe that including such amounts as revenues appropriately reflects the responsibility, which the Companies bear for such amounts and is consistent with industry practice. In addition, the Companies' revenues are subject to fluctuations as the result of (i) changes in the volume of work site employees serviced by the Companies, (ii) changes in the wage base and employment tax rates of work site employees, and (iii) changes in the mark up charged by the Companies for these services.

          The Companies' primary direct costs are (i) salaries, wages and the employer's portion of social security taxes, medicare premiums and federal unemployment taxes, (ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Companies can significantly impact its gross profit margin by actively managing the direct costs described in items (ii) and (iii). The Companies' health care cost consists of medical insurance premiums, payment of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Companies' health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs. Under the minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Companies' health care loss history.

          Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Companies' workers' compensation coverage. Workers' compensation costs for fiscal 1998 and 1997 also include reserve for claims, which have been incurred but not reported, and for anticipated losses.

          The Companies' primary operating expenses are administrative personnel, other general and administrative expenses and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operation expenses. Sales and marketing expenses include commissions, marketing and advertising expenses which are expensed when incurred.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -  Nature of Business and Significant Accounting Policies, continued
          -----------------------------------------------------------------

          Goodwill

          The cost of goodwill is generally being expensed using the straight-line method over ten years. If, in the opinion of management, the unamortized cost of goodwill exceeds the value of the business purchased, an impairment loss is reflected.

          Covenant Not To Compete

          The cost of covenants not to compete is amortized using the straight-line method over the life of the covenant. If, in the opinion of management, the unamortized cost of a covenant exceeds the value of that covenant, an impairment loss is reflected.

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

          Allowance for Bad Debts

          The Companies  provide an allowance for  uncollectible  accounts based
          upon   prior   experience   and   management's   assessment   of   the
          collectibility of existing specific accounts.

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

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 -  Nature of Business and Significant Accounting Policies, continued
          -----------------------------------------------------------------

          Income Taxes

          Deferred tax assets and deferred tax liabilities, if any, are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and their tax bases as well as the effect of net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

          Cash and Cash Equivalents

          For purposes of reporting cash flows, the Companies consider all cash accounts which are not subject to withdrawal restrictions or penalties and interest bearing accounts with original maturities of 90 days or less to be cash or cash equivalents.

          Fair Value of Financial Instruments

          The carrying values of financial instruments reported on the Companies' balance sheet approximate fair value. Fair value is estimated using published market values for similar types of instruments.

          Loss Per Share

          Loss per share is calculated by dividing net loss by the average shares of common stock outstanding during each period presented. Outstanding warrants and convertible preferred stock were not a factor in computing weighted average shares outstanding as their inclusion would be antidilutive.

          Revenue Recognition

          The Companies account for revenue and the related direct payroll costs using the accrual method. Under the accrual method, revenue is recognized as accrued sales and the related direct payroll costs are accrued as liabilities during the period in which wages are earned by the worksite employees.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Purchase of Subsidiaries
          ------------------------

          Acquisitions of RX and SFCI

          Effective January 1, 1996, Rx entered into an agreement with Creative Employment Concepts, Inc. ("CECI") to acquire all the employee leasing contracts and furniture and equipment in the possession of CECI as of that date. Effective January 1, 1996, Rx also entered into an agreement with a stockholder of CECI, whereby, for $600,000 the stockholder agreed not to compete with Rx for a period of five years. The acquisition resulted in the following costs:

                   Furniture and equipment                       $      21,000
                   Goodwill                                            512,650
                   Covenant not to compete                             600,000
                                                                     ----------
                        Total cost                               $   1,133,650
                                                                     ==========

          Because of a lack of profitability of Rx, the Companies reflected an impairment loss of $881,385 during the fiscal year ended June 30, 1997. The impairment loss represents the difference in the unamortized cost of goodwill and the covenant not to compete associated with the acquisition of Rx and the estimated fair market value of Rx. Management determined the fair market value of Rx based on the discounted present value of expected cash flow from the operation of Rx.

          Oxford issued 4,108,601 shares of common stock and warrants to acquire 465,860 shares of common stock in exchange for all of the issued and outstanding common shares of Rx in October 1996. The transaction was accounted for as a reverse acquisition.

          Oxford also issued 23,293,005 shares of common stock and warrants to acquire 1,863,440 shares of common stock in exchange for all of the issued and outstanding common shares of SFCI in October 1996. The transaction was accounted for as a reverse acquisition.

          During the fiscal year ended June 30, 1998, the parties from whom Rx and SFCI were acquired tendered 22,729,616 shares of Oxford common stock to the Companies' treasury in order to reduce the number of shares outstanding. The Companies agreed to reduce the exercise price of the warrants to acquire 2,329,300 common shares of Oxford held by the parties from $2 and $3 per share to $1 and $2 per share, respectively. The expiration date of the warrants was also extended from August 31, 1998 to August 31, 1999.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Purchase of Subsidiaries, continued
          ------------------------------------

          Acquisition of PRC

          Oxford acquired 100% of the issued and outstanding common shares of PRC in exchange for a note of $4,500,000 in September 1997. The transaction was accounted for as a purchase.

          Upon the acquisition of PRC, the Companies reflected the following costs:

                  Goodwill                                         $4,461,103
                  Fair market value of other assets less
                       liabilities assumed                             38,897
                                                                    ----------
                       Total cost                                  $4,500,000
                                                                    ==========

          Acquisition of Crest

          Oxford acquired 100% of the issued and outstanding common shares of Crest in October 1997 under an agreement whereby Oxford would issue 100,000 shares of Series A $10 Redeemable Convertible Preferred Stock, warrants to purchase 250,000 common shares of Oxford and a $250,000 note. The transaction was accounted for as a purchase.

          The Companies have not delivered the 100,000 newly issued shares of Series A $10 Redeemable Convertible Preferred Stock and warrants to purchase 250,000 common shares which were given in exchange for Crest. Because of lack of marketability of Crest and the preferred shares and warrants, no value has been reflected relative to these shares and warrants. The shares are not shown as issued or outstanding at June 30, 1998.

          The preferred shares shall be convertible at the option of the holder, based on the face value of the preferred stock of $10 per share, into fully paid and non-assessable common stock of Oxford and warrants to purchase common stock of Oxford at the following conversion prices:

          1. 25,000 shares of preferred stock convertible into common stock and warrants to purchase 25,000 common shares at $1.00 per share.

          2. 25,000 shares of preferred stock convertible into common stock and warrants to purchase 25,000 common shares at $1.50 per share.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Purchase of Subsidiaries, continued
          -----------------------------------

          3. All remaining preferred stock convertible into common stock and warrants to purchase 50,000 common shares at a price equal to 80% of the average price of the common shares.

          Upon sale of the business of Crest to a third party, the holder of the preferred shares shall have the option to convert the preferred shares, as set forth above, or to have Oxford redeem the unconverted preferred shares at $10 per share. On the third anniversary of the issuance of the preferred shares, all preferred shares remaining outstanding and unconverted shall, at Oxford's option, be redeemed at $10 per share or converted into common stock at the rate of twenty shares of common stock for each preferred share. Upon liquidation, the holders of the preferred stock shall receive liquidation preference to the common stockholders of $10 per share plus cumulative dividends. Dividends on the preferred stock accumulate as follows: (1) $0.20 per share during the first year outstanding, (2) $0.40 per share during the second year outstanding, (3) $0.60 per share during the third year outstanding, and (4) nothing each year after being outstanding for three years. The preferred stockholders have voting rights equal to common stockholders at the rate of one preferred share equaling the vote of ten shares of common shares.

          The  warrants  to  purchase   250,000   shares  of  common  stock  are
          exercisable at $1.00 per share for a period of three years.

          Upon the acquisition of Crest, the Companies reflected the following costs:

                 Goodwill                                           $1,326,743
                 Excess of liabilities assumed over fair
                      market of other assets acquired               (1,076,743)
                                                                     ---------
                 Total cost                                         $  250,000
                                                                     =========

          Acquisition of Webster

          Oxford acquired 100% of the issued and outstanding common shares of Webster in December 1997 under an agreement whereby Oxford would issue 772,393 shares of its common stock and pay $81,992 in cash for a covenant not to compete. The transaction was accounted for as a purchase.

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Purchase of Subsidiaries, continued
          -----------------------------------

          The Companies have not delivered the 772,393 shares of Oxford common stock which was given in exchange for Webster nor has it received the outstanding Webster shares. Because of a lack of marketability of Webster and the 772,393 shares, no value has been reflected relative to these shares. The 772,393 shares are not shown as issued or outstanding at June 30, 1998.

          Upon the acquisition of Webster, the Companies reflected the following costs:

                 Covenant not to compete                            $   81,991
                                                                      ---------
                 Total cost                                         $   81,991
                                                                      ========

          Summary

          The aggregate costs of goodwill and covenants not to compete were accounted for as follows:


                                                                       Covenant Not to
                                                         Goodwill         Compete          Total
                                                        ----------     ----------------   -------

                  Balance as of July 1, 1996           $   495,562     $  540,000       $1,035,562
                  Amortization                             (34,177)      (120,000)        (154,177)
                  Impairment of long lived assets         (461,385)      (420,000)        (881,385)
                                                          ---------      ---------       ----------
                  Balance as of June 30, 1997                  -0-            -0-              -0-

                  Acquisitions                           5,787,846         81,991        5,869,837

                  Amortization                            (665,257)       (50,000)        (715,257)
                                                         ----------      ---------       ----------
                  Balance as of June 30, 1998           $5,122,589     $   31,991       $5,154,580
                                                         ==========      =========       ==========

          Because the transactions to acquire PRC, Webster, and Crest were accounted for as purchases, the operations and financial position of each of the subsidiaries were not accounted for in the consolidated financial statements of the Companies until the acquisition date of each of the respective subsidiaries. The following unaudited proforma summary presents the consolidated results of operations of the Companies as if the business of PRC, Webster, and Crest had occurred on the first day of each fiscal year:

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Purchase of Subsidiaries, continued
          -----------------------------------

                  Summary

                                                                    1998                   1997
                                                                   ------                 ------

                  Revenue                                       $100,578,135         $ 94,542,433
                                                                 ===========          ===========

                  Net loss from continuing operations           $ (3,050,389)        $  (3,599,598)
                  Loss from discontinued operations                 (137,822)           (1,034,888)
                                                                 -----------          ------------
                           Net loss                             $ (3,188,211)        $  (4,634,486)
                                                                 ===========          ============
                  Loss from continuing operations
                      per share                                 $      (0.19)        $       (0.11)
                                                                 ===========          ============
                  Net loss per share                            $      (0.20)        $       (0.14)
                                                                 ===========          ============

Note 3 -  Discontinued Operations
          -----------------------

          As stated in Note 1, management discontinued the operations of SFCI during the fiscal year ended June 30, 1998. In accordance with generally accepted accounting principles, the financial results for the safety and fatigue segment are reported as "Discontinued Operations" and the Companies' financial results of prior periods were restated. Condensed results of the discontinued operations were as follows:

                                                       1998              1997
                                                      ------            ------

             Net sales                           $    53,313      $    52,675
                                                     ========       =========
             Loss before income tax expense      $  (137,822)     $(1,034,888)
             Income tax expense                           --               --
                                                     --------       ---------
                  Net loss                       $  (137,822)     $(1,034,888)
                                                     ========       =========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4 -  Management Fees
          ---------------

          During fiscal year ended June 30, 1998, the Companies entered into an agreement to acquire employee leasing firms with operations in Oregon, Montana and Utah. These acquisitions were not completed, but the Companies were retained to provide certain insurance and management services for the employee leasing firms. As a result of this agreement, $379,400 was earned as a management fee during the fiscal year ended June 30, 1998.

          Prior to the purchase of Crest in October, 1997, the Companies were retained to provide certain insurance and management services for Crest. As a result, $189,767 was earned as a management fee during the fiscal year ended June 30, 1998.

Note 5 -  Outstanding Warrants
          --------------------

          As of June 30, 1998, outstanding warrants to purchase common stock of Oxford were as follows:


                                                Number of         Share
                                                 Common         Exercise
                  Origin                         Shares          Price          Expiration Date
                 --------                      -----------     ----------      -----------------


                  Acquisition of Crest            250,000           $1         October 15, 2000

                  Merger with                     232,930           $1          August 31, 1999
                      Rx Staffing                 232,930           $2          August 31, 1999

                  Merger with                     931,720           $1          August 31, 1999
                      SFCI                        931,720           $2          August 31, 1999

                  Note payable extension and
                      conversion to equity         75,000      $0.5312          August 31, 1998

                  Accounts payable
                      conversion to equity      1,426,490      $0.5312          August 31, 1998

                  Issued in exchange for
                      short-term loan             150,000        $1.50       September 24, 1998


                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 6 -  Debt Converted to Equity
          ------------------------

          In 1994, by means of a Private Placement, Oxford sold 3 of their units for $50,000 per unit, or an aggregate of $150,000. Each unit consisted of a $50,000 12% note, due April 1, 1995, 50,000 shares of the common stock, and 25,000 warrants to purchase a like number of shares of common stock at $2.00 per share, exercisable at any time up to two years from the date of issue. The repayment of the notes, including accrued interest, had been extended to December 31, 1995. In consideration for the extension, the note holders received 36,000 shares of the Oxford's common stock. During the year ended June 30, 1997, the note holders converted their notes payable, including accrued interest, into 357,286 shares of Oxford's common stock. At the same time, the existing warrants were canceled and new warrants to purchase 75,000 shares were issued.

          During the year ended June 30, 1997, Oxford issued warrants to acquire
          1,426,490   shares  of  common  stock  in  exchange   for   unsecured,
          non-interest bearing debt in the amount of $757,752.

Note 7 -  Related Parties
          ---------------

          Of the $757,752 in debt converted to equity as explained in Note 6, $685,630 was debt owed to a corporation owned by the chairman of the board of directors.

          General and administrative expenses included, the following amounts relative to amounts paid the above corporation:

                               Year
               Amount          Ended                 Description

              $194,525     June 30, 1997    Management & Administrative Services
              $ 36,376     June 30, 1997    Reimbursed Expenses
              $195,000     June 30, 1998    Management & Administrative Services
              $124,840     June 30, 1998    Reimbursed Expenses


          As of June 30, 1998, the Companies have also advanced the above corporation $124,338 on a non-interest bearing, unsecured loan.

          During March, 1998, the Companies entered into an agreement with an affiliate whereby the affiliate is to provide health care and workers' compensation

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 7 -  Related Parties, continued
          --------------------------

          payment services, risk management and loss control services, and administrative services. Under that agreement, the Companies have reflected additional cost of sales in the amount of $1,764,624 of which $644,856 was reflected as payable to related parties as of June 30, 1998.

          The Companies have an unsecured note payable due to an officer of PRC in the amount of $88,455 at June 30, 1998. The note was renewed on December 31, 1997, is due December 31, 1998, and has a stated interest rate of 8.25% per annum.

Note 8-   Employee Benefits
          ----------------

          PRC and Crest have defined contribution plans for all of their eligible employees. All eligible employees are permitted to defer compensation up to certain maximums, which are subject to limitations imposed by the Internal Revenue Code. PRC and Crest are not required to make any contributions and did not make any contributions to the plans for the fiscal period ended June 30, 1998.

Note 9 -  Long-Term Debt Obligation
          -------------------------

          At June 30, 1998, the Companies were obligated on an unsecured, non-interest bearing obligation payable with regard to the acquisition by Rx from CECI as explained in Note 2. The obligation is payable $6,700 monthly until $1,068,000 is paid. The non-interest obligation was discounted at 12% per annum and reflected in the initial amount of $533,650.

          The following are maturities of the obligation at June 30, 1996, using the 12% per annum discount.

                    Year Ending
                      June 30,
                    ------------

                        1999                              $   23,215
                        2000                                  26,159
                        2001                                  29,477
                        2002                                  33,215
                        2003                                  37,427
                     Thereafter                              337,461
                                                           ---------
                                                          $  486,954
                                                           =========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 10 - Notes Payable
          -------------

          Notes payable as of June 30, 1998, consisted of the following:

          Note payable to former owners of PRC
           The note, which is collateralized with
           PRC stock and bears interest of 8% per
           annum, is due as follows:                                  $4,500,000

          (i) Principal and interest are due annually in an amount equal to the greater of 30% of the gross profits of PRC, as defined, or $450,000.

          (ii) Any unpaid principal and interest is due three years from the date of execution.

          The holder of the PRC note is entitled to convert any unpaid principal at the then market price of the Oxford stock in minimum amounts of $250,000 no more frequently than once during any one six-month period.

          After paying all accrued interest and principal except
          $1,000,000, the outstanding $1,000,000 is convertible to shares of Oxford at the then market price at the option of the Companies.

          100% of the outstanding stock of PRC is held as collateral by the noteholder.

          As of November 15, 1998, the Companies are in default on this note.


          Note payable to the former owners of Crest
          Outsourcing, Inc.                                              137,112
                  Note bears interest of 6% per annum. Principal is payable in monthly installments of $5,000.
                  As of November 15, 1998, the Companies
                  may have been in default on loan covenants.

          Other notes payable                                             59,724
                                                                       ---------
                                                                      $4,696,836
                                                                       =========

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 11 - Operating Lease Commitments
          ---------------------------

          As of June 30, 1998, the Companies are obligated under three leases for office space which expire at various periods through December 31, 2002, and leases for office equipment which expire at various periods through December 31, 2000. Under the leases the Companies are obligated to pay the following minimum annual rents:

                            Year Ending
                              June 30,
                            -------------
                                1999                         $   422,153
                                2000                             342,263
                                2001                             381,065
                                2002                             220,004
                                2003                              45,569
                                                               ---------
                                                              $1,411,054

          Total rent and lease expenses were $300,435 and $180,532 for the years ended June 30, 1998 and 1997, respectively.

Note 12 - Capital Lease Obligation
          -------------------------

          The Companies are obligated under one lease which was accounted for as a capital lease. The lease, which terminates in 2001, currently requires aggregate monthly payments of about $581, and includes interest of approximately 12% per annum. Following is a schedule by year of future minimum lease payments under the capital lease together with the present value of the minimum lease payments as of June 30, 1998.

                 Year Ending
                   June 30,
                 -----------
                     1999                                            $    6,972
                     2000                                                 6,972
                     2001                                                 6,972
                                                                         ------
                 Total minimum lease payments                            20,916
                 Less amount representing interest                        3,423
                                                                         ------
                 Present value of minimum lease payments                 17,493
                 Less current portion                                     5,150
                                                                         ------
                 Non-current portion of capital lease obligation     $   12,343
                                                                         ======

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 12 - Capital Lease Obligation, continued
          -----------------------------------

          Assets recorded under capital leases and the accumulated amortization thereon are set out below. The capitalization leases are included in the caption "furniture and equipment" in the accompany balance sheet.

                      Capitalized lease amounts                     $   17,494
                      Accumulated amortization                         ( 1,015)
                                                                      ---------
                           Net capitalized leases                   $   16,479
                                                                      =========
Note 13 - Concentration of Credit Risk
          ----------------------------

          At times, cash deposits at banks exceeded federally insured limits.

Note 14 - Contingencies
          -------------

          CECI sold substantially all of its assets to the Companies in the transaction explained in Note 2. A stockholder of CECI also entered into a covenant not to compete agreement with the Companies as explained in Note 2. At the time these agreements were executed, CECI and the stockholder had significant payroll tax liabilities. There is a risk that this transfer could be challenged by the Internal Revenue Service. Management of the Companies believes that the consideration given represents fair value for the assets and other consideration received. No provision has been made in the financial statements for this contingency.

Note 15 - Income Taxes
          ------------

          Because of tax losses, the Companies did not pay income taxes for the years ended June 30, 1998 and 1997.

          Reconciliation of income tax computed by applying the expected statutory rates to net loss is as follows:

                                                            1998           1997
                                                           ------         ------

                Benefit at expected statutory rates     $1,129,031   $1,412,478
                Fines and penalties                       (247,317)    (194,820)
                Nondeductible expenses                     (19,500)          -0-
                Write off of intangible assets              28,929     (343,740)
                Bad debt differences                        22,205      (25,985)

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 15 - Income Taxes, continued
          -----------------------

                 Amortization differences                (272,307)      (31,200)
                 Depreciation differences                     -0-        10,725
                 Net operating loss carryforward         (641,733)     (819,314)
                 Other                                        692        (8,144)
                                                         --------       --------
                       Provision for income taxes      $       -0-    $      -0-
                                                         ========       ========

          The net deferred tax benefit and liabilities consist of the following components as of June 30, 1998:

                 Net operating loss carryforward                 $1,920,149
                 Write off of intangible assets                     330,811
                 Amortization of intangible assets                  303,507
                 Other                                                6,979
                                                                  ---------
                                                                  2,561,446
                 Valuation allowance                             (2,553,264)
                                                                  ---------
                                                                      8,182
                 Depreciation                                        (8,182)
                                                                  ---------
                                                                $        -0-
                                                                  =========

          As of June 30, 1998, the Companies had a tax loss of over $4,950,000 that will begin to expire in 2000. The realization of income tax benefits from this loss is limited by certain sections of the Internal Revenue Code.

Note 16 - Threatened and Pending Litigation
          ---------------------------------

          Rx is in arrears on payroll taxes in excess of $4,000,000. In February, 1998, the Internal Revenue Service ("IRS") levied bank accounts of Oxford pursuant to a Notice of Levy which alleged that Oxford was the "nominee, alter ego, agent and/or holder of a beneficial interest of Rx Staffing Corporation." On February 25, 1998, Oxford filed a lawsuit against the IRS for wrongful levy and requested injunctive relief. The Court issued a temporary restraining order on March 9, 1998, which was then superceded after hearing, by the Court's denial of a temporary injunction on March 19, 1998. After a trial on the merits on August 7, 1998, the Court denied Oxford a permanent injunction and found that the levy was appropriate. Oxford filed a Notice of Appeal on October 5, 1998, and has

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 16 - Threatened and Pending Litigation
          ---------------------------------

          requested that the transcript and statement of facts of the case be sent to the Appellate Court. Oxford will then file its appellate brief with the Fifth Circuit Court of Appeals claiming that the Trial Court failed to properly apportion the burden of proof amongst the parties and that the evidence was legally and factually insufficient to support a judgment in favor of the IRS. While counsel feels there is a possibility that Oxford will prevail in its appeal, it is impossible to predict with any certainty.

          The Companies are named defendants in a litigation brought by a workers' compensation carrier. The claim is in the amount of more than $1,900,000. While the likelihood of some loss is probable, legal counsel has stated that the Companies have a good defense and offsets to the amounts being sought by the carrier. Management's estimate of any loss was accrued as of June 30, 1998.

          In the normal course of business, there are various other outstanding contingent liabilities associated with employee claims. Management has reviewed pending and threatened litigation with legal counsel and believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Companies' financial position.

Note 17 - Liquidity
          ---------

          The Companies incurred losses of $2,894,952 and $3,621,738 during the years ended June 30, 1998 and 1997, respectively. As of June 30, 1998, the Companies had a working capital deficit of $11,859,851 and deficit stockholders' equity of $6,629,846. These factors raise substantial doubt about the Companies' ability to continue as a going concern.

          Management is working to reduce expenses, negotiate favorable terms with creditors and to raise additional equity capital. There can be no assurance that the Companies will be successful in its efforts to alleviate its liquidity problems. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 18 - Subsequent Event
          ----------------

          During November, 1998, the Companies were informed by the former owners of PRC that it was their intent to foreclose on the $4,500,000 note payable to them explained in Note 10. Upon such foreclosure, the Companies could lose ownership of PRC. The Companies are still in negotiations relative to this matter.