Form 10QSB
period 1998-09-30
OXFORD CAPITAL CORP /NV
filed 1999-02-05
CIK 772411

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to        .
                                                --------   --------

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                         87-0421454
--------------------------------                -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          4245 North Central Expressway, Suite 300, Dallas, Texas 75205
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (214) 520-0100
                            -------------------------
                           (Issuer's telephone number)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of January 15, 1999, 10,334,668 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1998
          and June 30, 1998..............................................      3

         Consolidated Statements of Operations - For the three
         months ended September 30, 1998 and 1997........................      5

         Consolidated Statements of Cash Flows - For the three months
         ended September 30, 1998 and 1997 ..............................      6

         Notes to Consolidated Financial Statements......................      8

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results  of Operations......................................     10

PART II - OTHER INFORMATION

 Item 3. Defaults Upon Senior Securities.................................     14
 Item 6. Exhibits and Reports on Form 8-K................................     14

SIGNATURES...............................................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             September 30, 1998    June 30, 1998
                                             ------------------    -------------
Assets

Current assets:
   Cash                                          $   554,334        $    47,488
   Accrued payroll receivable                      1,542,810          2,313,668
   Accounts receivable, net                          466,904            610,476
   Prepaid expenses and other assets                 302,571             64,194
   Net assets of discontinued operations and
         assets held for disposition                  32,325             32,325
                                                   ---------          ---------
Total current assets                               2,898,944          3,068,151
                                                   ---------          ---------
Furniture, fixtures and equipment, net               420,102            427,119
                                                   ---------          ---------
Other assets:
  Goodwill, net                                    4,982,377          5,122,589
  Covenant not to compete, net                        16,991             31,991
  Receivable from related party                       51,888            124,388
                                                   ---------          ---------
Total other assets                                 5,051,256          5,278,968
                                                   ---------          ---------
Total assets                                     $ 8,370,302        $ 8,774,238
                                                   =========          =========


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    (Cont'd)

                                               September 30, 1998  June 30, 1998
                                               ------------------  -------------
Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                 $   91,996       $    201,497
   Accrued payroll payable                         1,526,482          2,246,288
   Accounts payable - trade                          488,939            232,099
   Accrued expenses                                2,955,629          1,867,419
   Payroll taxes payable                           4,248,349          4,922,187
   Payable to related parties                        816,513            733,311
   Current portion of capital lease                    5,362              5,150
   Current portion of long-term debt                  68,921             23,215
   Notes payable                                   4,637,113          4,696,836
                                                  ----------         ----------
Total current liabilities                         14,839,304         14,928,002
                                                  ----------         ----------
Long-term debt
   Capital lease                                      11,131             12,343
   Other obligation                                  459,076            463,739
                                                  ----------         ----------
Total liabilities                                 15,309,511         15,404,084
                                                  ----------         ----------
Shareholders' Equity
  Preferred stock                                          0                  0
  Common stock                                        10,335             10,335
  Additional paid-in capital                       1,393,204          1,393,204
  Retained deficit                                (8,342,748)        (8,033,385)
                                                  ----------          ----------
Total shareholders' equity                        (6,939,209)        (6,629,846)
                                                  ----------          ----------
Total liabilities and shareholders' equity       $ 8,370,302        $ 8,774,238
                                                  ==========          ==========



                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Three Months
                                                        Ended September 30,
                                                      -----------------------
                                                      1998               1997
                                                      ----               ----
Revenues
    Management fees                              $     90,000      $    279,767
    Employee leasing revenues                      26,182,482         7,941,810
                                                   ----------         ---------
Total revenues                                     26,272,482         8,221,577

Cost of revenues                                   24,952,471         7,690,836
                                                   ----------         ---------
Gross profit                                        1,320,011           530,741

General and administrative                            932,212           709,222
Sales and marketing                                   323,086           107,450
                                                   ----------         ---------
                                                       64,713          (285,931)

Amortization                                          155,222            36,614
Depreciation                                           39,622            11,043
IRS penalties and interest                             75,000           158,536
Interest                                              104,232            31,032
                                                   ----------         ---------
Loss from continuing operations                      (309,363)         (523,156)

Income tax expense                                         0                 0
                                                   ----------         ---------
Net loss from continuing operations                  (309,363)         (523,156)

Loss from discontinued operations                          0           (173,017)
                                                   ----------         ---------
Net loss                                         $   (309,363)     $   (696,173)
                                                   ==========         =========
Weighted average shares outstanding                10,334,668        33,064,284
                                                   ==========         =========
Basic loss per share                             $      (0.03)     $      (0.02)
                                                   ==========         =========


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1998            1997
                                                ----------------  --------------
Cash Flow From Operating Activities:
Net Loss                                           $ (309,363)     $ (696,173)
Adjustments to reconcile net loss with net
cash provided by (used in) operating activities
  Depreciation and amortization                       194,844          47,657
  Inventory write-down                                      -          53,495
  (Increase) decrease in:
        Accrued payroll receivable                    770,858         415,860
        Accounts receivable                           143,572       (657,509)
        Accounts receivable - related party            72,500          34,667
        Prepaid expenses                            (238,377)        (60,197)
  Increase (decrease) in:
        Accounts payable - trade                      256,840          55,294
        Accrued payroll                             (719,806)          16,205
        Accrued expenses                            1,088,210         260,530
        Payroll taxes payable                       (673,838)         276,086
        Payable to related parties                     83,202         234,952
                                                    ---------        ---------
Net cash provided by operating activities             668,641        (19,132)
                                                    ---------        ---------
Cash Flows From Investing Activities:
     Purchases of furniture and equipment            (32,616)        (19,804)
     Increase in deferred acquisition costs                 -        (20,000)
     Decrease in accounts receivable - Crest                -          13,917
                                                    ---------        ---------
Net cash (used in) investing activities              (32,616)        (25,887)
                                                    ---------        ---------
Cash Flows From Financing Activities:
    Increase (decrease) in bank overdraft           (109,501)        (73,226)
    Reduction of debt                                (19,678)        (12,599)
                                                    ---------        ---------
Net cash (used in) investing activities             (129,179)        (85,825)
                                                    ---------        ---------
Increase in cash                                      506,846       (130,844)

Beginning cash                                         47,488         437,410
                                                    ---------        ---------
Ending cash                                      $    554,334    $    306,566
                                                    =========        =========

                        See Notes to Financial Statements

                     OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (Cont'd)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1998               1997
                                                -------------     --------------
Supplemental disclosures of cash flow
  information

  Interest paid                                $    11,459            $   12,425
                                                ==========             =========
  Income tax paid                              $         0            $        0
                                                ==========             =========

Non cash investing and financing activities

  Purchase of goodwill by issuance
  of short-term and long-term debt             $         0            $4,460,102
                                                ==========             =========
  Purchase of furniture and equipment by
   issuance of long-term debt                  $         0            $  127,379
                                                ==========             =========








                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   INTERIM PRESENTATION

     The accompanying interim consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. The June 30, 1998 balance sheet data was derived from audited financial statements included in Form 10-KSB dated June 30, 1998. The interim financial statements and notes thereto do not include all information required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in Form 10-KSB for the period ended June 30, 1998. The interim financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

2.   PRO FORMA INFORMATION

     During fiscal 1998, Oxford expanded its employee leasing operations through the acquisitions of (1) PRC Enterprises, Inc. ("PRC")effective September 1, 1997, (2) Crest Outsourcing, Inc. ("Crest") effective October 1, 1997, and
     (3) Webster Leasing, Inc. ("Webster") effective December 1, 1997, and through a management arrangement with United Staffing Corporation ("USC"). In addition to the aforementioned acquisitions during fiscal 1997, management discontinued the operations of Safety and Fatigue Consultants International, Inc. ("SFCI") and SFCI's 60% owned subsidiary, The Institute of Sleep and Neuroscience, Inc. ("ISN"), effective as of December 31, 1997. Expenses incurred by SFCI and ISN are included in the statement of operations for the three month period September 30, 1997 as a loss from discontinued operations.

     The following unaudited pro forma financial information gives effect to the combined historical results of operations of the Company, PRC, Crest and Webster for the three months ended September 30, 1997, and assumes that the acquisitions had been effective as of the beginning of such period. The pro forma information is not indicative of the actual results which would have occurred had the acquisitions been consummated at the beginning of such period, or of future operations of the Company. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate non-recurring expenses, to amortize the excess purchase price over the underlying value of net assets and to reflect additional interest expense.

                  Revenue                $  26,250,519
                  Net Loss               $    (586,204)
                  Loss Per Share         $       (0.02)

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                    (Cont'd)

3.   COMMITMENTS AND CONTINGENCIES

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

     In February of 1998, suit was filed against the Company=s subsidiaries, Rx Staffing, PRC, and Webster, in the District Court of Dallas County, Texas, 191st Judicial District, in a case styled, Liberty Mutual Fire Insurance Co. v. Rx Staffing Corporation, et al. (Cause No. DV 98-1321). In that suit, the plaintiff is seeking $1.9 million based on claims for unpaid workers' compensation and employers' liability insurance premiums. Management believes that the Company has good defenses and offsets against the claim and is vigorously contesting the matter.

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

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

     The following table sets forth, for the period=s indicated, certain selected income statement data expressed as a percentage of revenues. The following discussion should be read in conjunction with the Company=s annual report on Form 10-KSB for the year ended June 30, 1998, as well as the unaudited consolidated financial statements and notes thereto included in this quarterly report on Form 10-QSB.

                                             Three Months Ended September 30,
                                             --------------------------------
                                               1997                    1998
                                             --------                --------
Employee leasing revenue.................      99.7%                   96.6%
Management fees..........................       0.3                     3.4
                                             -------                 -------
Total revenues...........................     100.0                   100.0
Direct cost..............................      95.0                    93.5
                                             -------                 -------
Gross profit.............................       5.0                     6.5
General and administrative expense.......       3.6                     8.6
Sales and marketing expense..............       1.2                     1.3
                                             -------                 -------
Other expenses (net).....................      (1.4)                   (2.9)
Loss from discontinued operations........      (0.0)                   (2.1)
                                             -------                 -------
Net loss.................................      (1.2)                   (8.5)
                                             =======                 =======

     Revenues. Total revenues for the three months ended September 30, 1998 were $26.3 million compared to $8.2 million for the three months ended September 30, 1997, an increase of $18.1 million, or 219.6%. Employee leasing revenues increased by 229.7% from $7.9 million in the three months ended September 30, 1997 to $26.2 million in three months ended September 30, 1998. Management fees decreased from $0.3 million in the three months ended September 30, 1997 to $0.1 million for three months ended September 30, 1998.

     The increase in total revenues and employee leasing revenues was attributable to the acquisition of PRC, Crest and Webster, which accounted for an aggregate of $24.9 million of employee leasing revenues during the fiscal 1999 period compared to $3.0 million of employee leasing revenues of PRC for one month only included in the fiscal 1998 period. Partially offsetting the increase in employee leasing revenues attributable to acquisitions was a $3.6 million decrease in employee leasing revenues during the fiscal 1999 period of Rx Staffing which was attributable to the termination (because of excessive workers compensation losses and a high incident of State unemployment claims), during fiscal 1998 period of one client which accounted for approximately 25% of Rx Staffing=s business in the fiscal 1998 period. The lower management fee total for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, is attributable to the performance of management services for Crest in the year ago period only, prior to the closing of its purchase by the Company effective October 1, 1997.

     The average number of worksite employees paid per month during the three months ended September 30, 1998 period was 4,620 as compared to 1,603 during the three months ended September 30, 1997, while monthly revenue per worksite employee was $1,869 during the fiscal 1999 period as compared to $1,651 during the fiscal 1998 period.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1997, total revenues for the three months ended September 30, 1997 amounted to $26.3 million. Actual revenues for the current period were unchanged versus the fiscal 1998 period pro forma revenue, principally reflecting the net increase in PRC employee leasing revenue of $4.2 million, offset by a decrease in Rx Staffing and Crest employee leasing revenue of $3.6 million and $0.4 million, respectively.

     Gross Profit. Gross profit amounted to $1.3 million for the three months ended September 30, 1998 compared to $0.5 million for the three months ended September 30, 1997, an increase of $0.8 million, or 148.7%. The increase in gross profit was primarily attributable to the acquisition of PRC, Crest and Webster during fiscal 1998, partially offset by a $0.3 million decrease resulting from the aforementioned decline in Rx Staffing revenues. Gross margin was 5.0% of revenues during the fiscal 1998 period compared to 6.4% during the fiscal 1997 period. The decrease in gross margin during fiscal 1998 was principally attributable to the lower gross margin of 4.7% generated by PRC.

     Monthly gross mark-up per worksite employee averaged $94 during the three months ended September 30, 1998, as compared to $110 during the three months ended September 30, 1997.

     General and Administrative Expense. General and administrative expenses ("G&A") totaled $0.9 million for the three months ended September 30, 1998, compared to $0.7 million for the three months ended September 30, 1997, an increase of $0.2 million, or 31.4%. The increase in G&A was principally attributable to the acquisitions of PRC, Crest and Webster and associated costs of supporting such operations, offset by a decrease in certain unusual and non-recurring expenses incurred in the year ago period. As a percentage of revenues, G&A decreased from 7.4% to 5.0%, attributable to efficiencies associated with operating on a larger scale.

     Sales and Marketing Expense. Sales and marketing expenses amounted to $0.3 million for the three months ended September 30, 1998, compared to $0.1 million for the three months ended September 30, 1997, an increase of $0.2 million, or 200.7%. The increase in sales and marketing expense was attributable to the acquisition of PRC, Crest and Webster and associated costs of supporting such operations. As a percentage of revenues, sales and marketing expense decreased by an insignificant amount, from 1.3% to 1.2%.

     Other Expense (Net). Other expenses were $0.4 million for the three months ended September 30, 1998, compared to $0.2 million for the three months ended September 30, 1997. The increase is principally attributable to higher amortization expense ($0.1 million) for goodwill and interest expense ($0.1 million) for debt arising in connection with the aforementioned acquisitions, offset by lower IRS penalties and interest charges.

     Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $0.2 million for the three months ended September 30, 1997. The loss from discontinued operations relates to the termination, during fiscal 1998, of the operations of SFCI.

     Net Loss. The Company reported a net loss of $0.3 million for the three months ended September 30, 1998, compared to $0.7 million for the three months ended September 30, 1997.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1997, the net loss during the fiscal 1998 period amounted to $0.6 million. The $0.3 million reduction in the actual net loss for the three month period ended September 30, 1998 compared to the pro forma net loss is principally attributable to the Company's efforts to terminate client contracts that do not meet its profitability criteria, offset by greater levels of certain expenses incurred in the 1998 period, such as professional fees and IRS penalties and interest.

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

Liquidity and Capital Resources

     The Company had cash of $554,334 and a deficit in working capital of $11,905,898 at September 30, 1998, compared to a cash balance of $47,488 and working capital deficit of $11,735,463 at June 30, 1998. The increase in the cash balance at September 30, 1998, compared to September 30, 1997, is the result of the timing of payment of certain accrued liabilities such as workers= compensation premiums. The increase in the Company's working capital deficit is principally attributable to the loss incurred during the period and increases in accounts payable and accrued expenses and decreases in annual payroll receivable and accounts receivable-clients, offset by decreases in accrued payroll payable and payroll taxes payable.

     Cash flows provided by (used in) operating activities were $668,642 for the three months ended September 30, 1998 as compared to ($19,132) for the corresponding period of the prior year. This change resulted from decreases in net loss, accrued payroll receivable and accounts receivable-clients and increases in accounts payable and accrued expenses, offset by an increase in prepaid expenses and decreases in accrued payroll payable and payroll taxes payable.

     Cash used in investing activities totaled $32,617 for the three months ended September 30, 1998 as compared to $25,887 for the three months ended September 30, 1997. The change resulted principally from increased purchases of furniture and equipment during the current period.

     Cash used in financing activities was $129,179 for the three months ended September 30, 1998 compared to $85,826 for the three months ended September 30, 1997. Cash used in financing activities during each period consisted primarily of a decrease in the Company's bank overdraft position.

     At September 30, 1998, the Company's principal obligations, other than those relating to meeting its ongoing working capital needs, consisted of (1) a non-interest bearing note payable in connection with the Company's acquisition of Rx Staffing, (2) a note payable in connection with the acquisition of PRC, and (3) a note payable in connection with the acquisition of Crest.

     At September 30, 1998, the discounted balance of the note payable with regard to the Rx Staffing acquisition was $460,000 and the balance of the note payable with regard to the Crest acquisition was $137,112. As of January 15, 1999, the Company was in default under the terms of the notes payable relating to the acquisitions of both PRC and Crest. Notice of intent to foreclose the PRC note has been given and negotiations are presently ongoing with respect to curing the default.

     Additionally, at September 30, 1998, the Company continued to be involved in legal proceedings with the IRS in connection with the IRS's efforts to collect approximately $5 million of delinquent payroll taxes and related penalties and interest which it contends are owed by Oxford Capital. In the event the Company is unsuccessful in its efforts to settle the alleged payroll tax deficiencies, the Company does not have the financial resources to pay the amounts allegedly owing and support its ongoing operations.

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

                           PART II - OTHER INFORMATION

Item 3. Default Upon Senior Securities

     A note payable in the amount of $4,500,000 issued as consideration in connection with the acquisition of PRC was in default as of January 15, 1999. The event of default was the Company's failure to make the initial annual principal and interest payment of approximately $480,000 due September 30, 1998. The note is collateralized by shares of PRC stock, bears interest at 8%, requires annual payments of principal and interest in an amount equal to the greater of $450,000 or 30% of the gross profits of PRC, and requires payment of unpaid principal and interest in September 2000. Notice has been given by the holders of their intent to foreclose. Negotiations are presently ongoing with respect to curing the default on the note.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OXFORD CAPITAL CORP.


Date: February 5 ,1999                        By: /s/ Robert Cheney
                                                  ---------------------------
                                                  Robert Cheney, Chairman and
                                                  Principal Executive Officer


Date: February 5,1999                        By:  /s/ Jerry Stovall
                                                  ----------------------------
                                                  Jerry Stovall, Treasurer and
                                                  Principal Financial Officer