Form 10QSB
period 1998-12-31
OXFORD CAPITAL CORP /NV
filed 1999-02-22
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from              to              .
                                         -------------   ------------

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of February 5, 1999, 10,334,668 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX


                                                                        Page
                                                                        Number
                                                                       --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 1998
             and June 30, 1998...........................................   3

           Consolidated Statements of Operations - For the
           three months and six months ended December 31, 1998
           and 1997......................................................   5

           Consolidated Statements of Cash Flows - For the six months
             ended December 31, 1998 and 1997 ...........................   6

           Notes to Consolidated Financial Statements....................   8

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results  of Operations.................................  10

PART II - OTHER INFORMATION

  Item 3.  Defaults Upon Senior Securities...............................  17
  Item 6.  Exhibits and Reports on Form 8-K..............................  17

SIGNATURES...............................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  December 31,        June 30,
                                                     1998              1998
                                                 --------------    -------------
 Assets

 Current assets:
   Cash                                          $    103,666      $    47,488
   Accrued payroll receivable                       2,050,815        2,313,668
   Accounts receivable, net                           994,830          610,476
   Prepaid expenses and other assets                   92,858           64,194
   Net assets of discontinued operations and
         assets held for disposition                   32,325           32,325
                                                --------------    -------------
                           Total current assets     3,274,494        3,068,151
                                                --------------    -------------

Furniture, fixtures and equipment, net                411,284          427,119
                                                --------------    -------------

Other assets:
  Goodwill, net                                     4,839,240        5,122,589
  Covenant not to compete, net                          1,991           31,991
  Receivable from related party                         5,000          124,388
                                                --------------    -------------
                           Total other assets       4,846,231        5,278,968
                                                --------------    -------------

Total assets                                     $  8,532,009      $ 8,774,238
                                                ==============    =============


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    (Cont'd)

                                                                December 31,             June 30,
                                                                    1998                   1998
                                                             -------------------     -----------------

 Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                            $       243,478         $    201,497
   Accrued payroll payable                                         1,990,649            2,246,288
   Accounts payable - trade                                          127,358              232,099
   Accrued expenses                                                3,136,945            1,867,419
   Payroll taxes payable                                           4,690,423            4,922,187
   Payable to related parties                                        920,269              733,311
   Current portion of capital lease                                    5,201                5,150
   Current portion of long-term debt                                  52,938               23,215
   Notes payable                                                   4,637,113            4,696,836
                                                            -----------------    -----------------
         Total current liabilities                                15,804,374           14,928,022
                                                            -----------------    -----------------

Long-term debt
   Capital lease                                                      15,408               12,343
   Other obligation                                                  456,306              463,739
                                                            -----------------    -----------------
         Total liabilities                                        16,276,088           15,404,084
                                                            -----------------    -----------------

Shareholders' Equity
  Preferred stock                                                          0                    0
  Common stock                                                        10,335               10,335
  Additional paid-in capital                                       1,393,204            1,393,204
  Retained deficit                                                (9,147,618)          (8,033,385)
                                                            -----------------    -----------------
          Total shareholders' equity                              (7,744,079)          (6,629,846)
                                                            -----------------    -----------------
          Total liabilities and shareholders'equity           $    8,532,009         $  8,774,238
                                                            =================    =================

                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                           Six Months Ended
                                                         December 31,                                 December 31,
                                            --------------------------------------     ----------------------------------------
                                                 1998                 1997                    1998                 1997
                                            ------------------  ------------------     -------------------  -------------------

    Revenues
        Management fees                       $      90,000      $       90,000           $     180,000        $     369,767
        Employee leasing revenues                28,029,077          26,028,745              54,211,559           33,970,555
                                            ----------------  ------------------     -------------------   ------------------

    Total revenues                               28,119,077          26,118,745              54,391,559           34,340,322

    Cost of revenues                             26,871,982          24,540,723              51,824,454           32,231,559
                                            ----------------  ------------------     -------------------   ------------------

    Gross profit                                  1,247,095           1,578,022               2,567,105            2,108,763

    General and administrative                    1,280,183           1,056,329               2,212,394            1,765,551
    Sales and marketing                             397,034             328,933                 720,120              436,382
                                            ----------------  ------------------     -------------------   ------------------

                                                  (430,122)             192,760               (365,409)             (93,170)

    Amortization                                    158,137             163,279                 313,358              199,893
    Depreciation                                     34,110              39,085                  73,733               50,128
    IRS penalties and interest                       79,098             158,536                 154,098              317,073
    Interest                                        103,403              97,971                 207,635              129,003
                                             ----------------  ------------------     -------------------   ------------------
    Loss from continuing operations               (804,870)           (266,110)             (1,114,233)            (789,267)

    Income tax expense                                   0                   0                       0                    0
    Net loss from continuing operations           (804,870)           (266,110)             (1,114,233)            (789,267)

    Loss from discontinued operations                    0            ( 26,675)                      0             (199,691)
                                             ----------------  ------------------     -------------------   ------------------

    Net loss                                    $  (804,870)       $   (292,785)         $   (1,114,233)        $  (988,958)
                                            ================  ==================     ===================   ==================

    Weighted average shares outstanding          10,334,668          12,939,059              10,334,668           23,007,641
                                           =================  ==================     ===================  ===================

    Basic loss per share                       $     (0.08)       $       (0.02)        $         (0.11)        $      (0.04)
                                           ================= ===================     ===================  ===================


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended December 31,
                                                     --------------------------------------------
                                                            1998                   1997
                                                     --------------------- ----------------------

Cash Flow From Operating Activities:
Net Loss                                                 $(1,114,233)         $    (988,958)
Adjustments to reconcile net loss with net
cash provided by (used in) operating activities
Depreciation and amortization                                 387,091                250,021
Inventory write-down                                                0                 53,495
(Increase) decrease in:
        Accrued payroll receivable                            262,853                415,860
        Accounts receivable                                 (384,354)            (1,242,905)
        Accounts receivable - related party                   119,388                 45,284
        Prepaid expenses                                     (28,664)              (431,286)
Increase (decrease) in:
        Accounts payable - trade                            (104,741)                335,359
        Accrued payroll                                     (255,639)                 34,545
        Accrued expenses                                    1,269,525                893,358
        Payroll taxes payable                               (231,764)                459,525
        Payable to related parties                            186,958                134,339
                                                     -----------------    -------------------
Net cash provided by (used in) operating activities           106,420               (41,363)
                                                     -----------------    -------------------

Cash Flows From Investing Activities:
     Purchases of furniture and equipment                    (57,905)               (29,593)
     Decrease in deferred acquisition costs                         0                 81,991
     Decrease in accounts receivable - Crest                        0                 46,257
                                                     -----------------    -------------------
Net cash provided by (used in) investing activities          (57,905)                 98,655
                                                     -----------------    -------------------

Cash Flows From Financing Activities:
    Increase (decrease) in bank overdraft                      41,981              (159,643)
    Reduction of debt                                        (34,317)               (17,115)
                                                     -----------------    -------------------
Net cash provided by (used in) investing activities             7,664              (176,758)
                                                     -----------------    -------------------
Increase in cash                                               56,178              (119,466)

Beginning cash                                                 47,488                437,410
                                                     -----------------    -------------------

Ending cash                                               $   103,666        $       317,944
                                                     =================    ===================


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                    (Cont'd)

                                                               Six Months Ended December 31,
                                                      -----------------------------------------
                                                            1998                    1997
                                                      ------------------     ------------------

Supplemental disclosures of cash flow information

  Interest paid                                            $     24,086         $      32,231
                                                      ==================     =================

  Income tax paid                                          $          0         $           0
                                                      ==================     =================

Non cash investing and financing activities

  Purchase of goodwill by issuance
  of short-term and long-term debt                         $          0         $   5,787,846
                                                      ==================     =================

  Purchase of furniture and equipment by issuance of
long-term debt                                             $          0         $     282,996
                                                      ==================     =================



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

2.   PRO FORMA INFORMATION

     During fiscal 1998, Oxford expanded its employee leasing operations through the acquisitions of (1) PRC Enterprises, Inc. ("PRC") effective September 1, 1997, (2) Crest Outsourcing, Inc. ("Crest") effective October 1, 1997, and (3) Webster Leasing, Inc. ("Webster") effective December 1, 1997, and through a management arrangement with United Staffing Corporation ("USC"). In addition to the aforementioned acquisitions during fiscal 1997, management discontinued the operations of Safety and Fatigue Consultants International, Inc. ("SFCI") and SFCI's 60% owned subsidiary, The Institute of Sleep and Neuroscience, Inc. ("ISN"), effective as of December 31, 1997. Expenses incurred by SFCI and ISN are included in the statement of operations for the three and six month periods ended December 31, 1997 as a loss from discontinued operations.

     The following unaudited pro forma financial information gives effect to the combined historical results of operations of the Company, PRC, Crest and Webster for the three and six months ended December 31, 1997, and assumes that the acquisitions had been effective as of the beginning of such periods. The pro forma information is not indicative of the actual results which would have occurred had the acquisitions been consummated at the beginning of such periods, or of future operations of the Company. The pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate non-recurring expenses, to amortize the excess purchase price over the underlying value of net assets and to reflect additional interest expense.

                                    Three Months Ended        Six Months Ended
                                     December 31, 1997        December 31, 1997

                Revenue              $   27,089,512           $   53,340,031
                Net Loss             $     (294,050)          $     (880,254)
                Loss Per Share       $        (0.02)          $        (0.04)

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                    (Cont'd)

3.   COMMITMENTS AND CONTINGENCIES

     On February 25, 1998, suit was filed by the Company in the U.S. District Court for the Northern District of Texas in a case styled, Oxford Capital Corp. v. United States, (Docket No. 3-98CV0501-AH). In that suit, the Company sought injunctive relief from an alleged wrongful levy against the Company by the Internal Revenue Service ("IRS") relating to alleged payroll tax obligations of the Company's subsidiary, Rx Staffing Corporation. The IRS had, prior to the filing of the suit, levied bank accounts of Oxford Capital Corp. alleging that it was the nominee, alter ego, agent and/or holder of a beneficial interest of Rx Staffing. The alleged payroll tax deficiency of Rx Staffing is in excess of $5 million.

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

     At December 31, 1998, the Company was in default with respect to obligations owed relating to its acquisitions of PRC and Crest. Notice of intent to foreclose the PRC note has been given and negotiations are presently ongoing with respect to curing the default.

     In addition to the foregoing, the Company is subject to threatened and pending litigation and disputes arising in the normal course of business. Other than the foregoing, management believes that any such threatened or pending actions will not materially affect the Company.

4.   POTENTIAL SALE OF OPERATING SUBSIDIARIES

     Among the various efforts being undertaken by the Company to address its ongoing default on the PRC note and substantial debt burden, management has initiated discussions with various entities with respect to the sale of one or more of the Company's subsidiaries, including PRC. As a result of those discussions, the Company has entered into preliminary agreements to sell substantially all of the assets of each of its principal operating subsidiaries.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain selected statement of operations' data expressed as a percentage of revenues. The following discussion should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended June 30, 1998, as well as the unaudited consolidated financial statements and notes thereto included in this quarterly report on Form 10-QSB.

                                       Three Months Ended      Six Months Ended
                                            December 31,          December 31,
                                        1998         1997      1998        1997

Employee leasing revenue..............   99.7%       99.7%     99.7%       98.9%
Management fees.......................    0.3         0.3       0.3         1.1
                                        ------      ------    ------      ------
Total revenues........................  100.0       100.0     100.0       100.0
Direct costs..........................  (95.6)      (94.0)    (95.3)      (93.9)
                                        ------      ------    ------      ------
Gross profit..........................    4.4         6.0       4.7         6.1
General and administrative expense....   (4.6)       (4.0)     (4.0)       (5.1)
Sales and marketing expense...........   (1.4)       (1.3)     (1.3)       (1.3)
Other expenses (net)..................   (1.3)       (1.7)     (1.4)       (2.0)
Loss from discontinued operations.....   (0.0)       (0.1)     (0.0)       (0.6)
                                        ------      ------    ------      ------
Net loss..............................   (2.9)       (1.1)     (2.0)       (2.9)
                                        ======      ======    ======      ======

Three months ended December 31, 1998 compared to three months ended December 31, 1997

     Revenues. Total revenues for the three months ended December 31, 1998 were $28.1 million compared to $26.1 million for the three months ended December 31, 1997, an increase of $2.0 million, or 7.7%. Employee leasing revenues increased by 7.7% from $26.0 million in the three months ended December 31, 1997 to $28.0 million in three months ended December 31, 1998. Management fees amounted to $0.1 million for both the three months ended December 31, 1998 and 1997.

     The increase in total revenues and employee leasing revenues was principally attributable to the acquisition of Webster, which accounted for $1.6 million of employee leasing revenues for the three months of the fiscal 1999 period compared to $0.5 million of employee leasing revenues of Webster for one month only included in the fiscal 1998 period, and a $4.7 million increase in PRC's employee leasing revenues. Partially offsetting these increases was a $3.9 million decrease in Rx Staffing employee leasing revenues during the fiscal 1999 period, principally attributable to the termination during fiscal 1998 of a major client which accounted for approximately 25% of Rx Staffing's business in the fiscal 1998 period.

     The average number of worksite employees paid per month during the three months ended December 31, 1998 period was 4,513 as compared to 4,213 during the three months ended December 31, 1997, while monthly revenue per worksite employee was $2,070 during the fiscal 1999 period as compared to $2,059 during the fiscal 1998 period.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1997, total revenues for the three months ended December 31, 1997 amounted to $27.1 million. Actual revenues for the current period were $0.9 million greater than the fiscal 1998 period pro forma revenue, principally reflecting the aforementioned $4.1 million increase in PRC's employee leasing revenues, partially offset by a $3.9 million decrease in Rx Staffing employee leasing revenues.

     Gross Profit. Gross profit amounted to $1.2 million for the three months ended December 31, 1998 compared to $1.5 million for the three months ended December 31, 1997, a decrease of $0.3 million, or 21.0%. This decrease in gross profit was principally attributable to a $0.5 million decrease in Rx Staffing gross profit resulting from its aforementioned decline in revenues, offset by an increase in gross profit of $0.2 million for PRC. Gross margin was 4.4% of revenues during the fiscal 1998 period compared to 6.0% during the fiscal 1997 period. The decrease in gross margin during fiscal 1998 was principally attributable to lower gross margins generated by Rx Staffing and Webster as a result of higher workers compensation insurance expense.

     Monthly gross mark-up per worksite employee averaged $92 during the three months ended December 31, 1998, as compared to $125 during the three months ended December 31, 1997.

     General and Administrative Expense. General and administrative expenses ("G&A") totaled $1.3 million for the three months ended December 31, 1998, compared to $1.1 million for the three months ended December 31, 1997, an increase of $0.2 million, or 21.2%. The increase in G&A was principally attributable to a charge of $0.3 million by PRC for performance bonuses agreed to in connection with the negotiations concerning the PRC note default and forbearance of foreclosure thereon. Additionally, somewhat higher G&A costs associated with supporting expanded operations were offset by a decrease in certain unusual and non-recurring expenses incurred in the year ago period. As a percentage of revenues, G&A increased to 4.6% from 4.0%, as efficiencies attributable to changes in operating procedures instituted in fiscal 1998 were offset by the charge by PRC described above.

     Sales and Marketing Expense. Sales and marketing expenses amounted to $0.4 million for the three months ended December 31, 1998, compared to $0.3 million for the three months ended December 31, 1997, an increase of $0.1 million, or 20.7%. The increase is principally attributable to higher sales expenses at Crest. As a percentage of revenues, sales and marketing expense increased from 1.3% to 1.4%.

     Other Expense (Net). Other expenses were $0.4 million for the three months ended December 31, 1998, compared to $0.5 million for the three months ended December 31, 1997. The decrease is principally attributable to lower accruals for IRS interest charges for the three months ended December 31, 1998, compared to the year ago period which also reflected IRS penalty charges in addition to interest charges.

     Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $26,675 for the three months ended December 31, 1997. The loss from discontinued operations relates to the termination, during fiscal 1998, of the operations of SFCI.

     Net Loss. The Company reported a net loss of $0.8 million for the three months ended December 31, 1998, compared to $0.3 million for the three months ended December 31, 1997.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1997, the net loss during the fiscal 1998 period amounted to $0.3 million, an amount equal to the actual net loss .

Six months ended December 31, 1998 compared to the six months ended December 31, 1997

     Revenues. Total revenues for the six months ended December 31, 1998 were $54.4 million compared to $34.3 million for the six months ended December 31, 1997, an increase of $20.1 million, or 58.4%. Employee leasing revenues increased by $20.2 million, or 59.6%, from $34.0 million in the six months ended December 31, 1997 to $54.2 million in six months ended December 31, 1998. Management fees decreased from $0.4 million in the six months ended December 31, 1997 to $0.2 million for six months ended December 31, 1998.

     The increase in total revenues and employee leasing revenues was attributable to the acquisition of PRC, Crest and Webster, which accounted for an aggregate of $51.8 million of employee leasing revenues during the fiscal 1999 period compared to $24.1 million of employee leasing revenues included in the fiscal 1998 period. Partially offsetting the increase in employee leasing revenues attributable to acquisitions was a $7.4 million decrease in employee leasing revenues of Rx Staffing during the fiscal 1999 period which was attributable to the termination during fiscal 1998 period of a major client which accounted for approximately 25% of Rx Staffing's business in the fiscal 1998 period. The lower management fee total for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997, is attributable to the performance of management services for Crest in the year ago period only, prior to the closing of its purchase by the Company effective October 1, 1997.

     The average number of worksite employees paid per month during the six months ended December 31, 1998 period was 4,592 as compared to 2,908 during the six months ended December 31, 1997, while monthly revenue per worksite employee was $1,968 during the fiscal 1999 period as compared to $1,946 during the fiscal 1998 period.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1997, total revenues for the six months ended December 31, 1997 amounted to $53.3 million, or $0.9 million less than actual revenues for the current period. The increase in actual as compared to pro forma revenues results from an increase in PRC employee leasing revenue of $8.8 million, offset by a decrease in Rx Staffing and Crest employee leasing revenue of $7.4 million and $0.3 million, respectively.

     Gross Profit. Gross profit amounted to $2.6 million for the six months ended December 31, 1998 compared to $2.1 million for the six months ended December 31, 1997, an increase of $0.5 million, or 21.7%. The increase in gross profit was primarily attributable to the acquisition of PRC, Crest and Webster during fiscal 1998, partially offset by a $0.8 million decrease resulting from the aforementioned decline in Rx Staffing revenues. Gross margin was 4.7% of revenues during the fiscal 1998 period compared to 6.1% during the fiscal 1997 period. The decrease in gross margin during fiscal 1998 was principally attributable to the lower gross margin generated by Rx Staffing and Webster as a result of higher workers compensation insurance expense.

     Monthly gross mark-up per worksite employee averaged $93 during the six months ended December 31, 1998, as compared to $118 during the six months ended December 31, 1997.

     General and Administrative Expense. General and administrative expenses ("G&A") totaled $2.2 million for the six months ended December 31, 1998, compared to $1.8 million for the six months ended December 31, 1997, an increase of $0.4 million, or 25.3%. The increase in G&A expense was principally attributable to the aforementioned charge of $0.3 million by PRC for performance bonuses, as well as the acquisitions of PRC, Crest and Webster and associated costs of supporting such operations, offset by a decrease in certain unusual and non-recurring expenses incurred in the year ago period. As a percentage of revenues, G&A decreased from 5.1% to 4.1%, attributable to efficiencies associated with operating on a larger scale, offset in part by the PRC charge.

     Sales and Marketing Expense. Sales and marketing expenses amounted to $0.7 million for the six months ended December 31, 1998, compared to $0.4 million for the six months ended December 31, 1997, an increase of $0.3 million, or 65.0%. The increase in sales and marketing expense was attributable to the acquisition of PRC, Crest and Webster and associated costs of supporting such operations. As a percentage of revenues, sales and marketing expense remained essentially unchanged at 1.3%.

     Other Expense (Net). Other expenses were $0.7 million for the six month period ended December 31, 1998 as well as for the six month period ended December 31, 1997. Higher amortization expense ($0.1 million) for goodwill and interest expense ($0.1 million) for debt arising in connection with the aforementioned acquisitions was offset by lower IRS penalties and interest charges.

     Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $0.2 million for the six months ended December 31, 1997. The loss from discontinued operations relates to the termination, during fiscal 1998, of the operations of SFCI.

     Net Loss. The Company reported a net loss of $1.1 million for the six months ended December 31, 1998, compared to $1.0 million for the six months ended December 31, 1997.

     On a pro forma basis, assuming the acquisitions of PRC, Crest and Webster as of July 1, 1997, the net loss during the fiscal 1998 period amounted to $0.9 million. The $0.2 million increase in the actual net loss for the six month period ended December 31, 1998 compared to the pro forma net loss is principally attributable to the Company's efforts to terminate client contracts that do not meet its profitability criteria, offset by greater levels of certain expenses incurred in the 1998 period, such as professional fees and IRS penalties and interest, and the aforementioned PRC charge.

Liquidity and Capital Resources

     The Company had cash of $103,666 and a deficit in working capital of $12.5 million at December 31, 1998, compared to a cash balance of $47,488 and working capital deficit of $11.9 million at June 30, 1998. The increase in the Company's working capital deficit is principally attributable to the loss incurred during the period, an increase in accrued expenses and a decrease in accrued payroll receivable and accounts receivable-related parties, offset by decreases in accounts payable, accrued payroll payable and payroll taxes payable, and an increase in accounts receicable-clients.

     Cash flows provided by (used in) operating activities were $106,420 for the six months ended December 31, 1998 as compared to ($41,363) for the corresponding period of the prior year. This improvement for the current period resulted from a greater increase in accrued expenses, a lower increase in accounts receivable-clients and a smaller increase in accrued payroll receivable, offset by a greater net loss, and decreases in accounts payable, accrued payroll payable and payroll taxes payable.

     Cash provided by (used in) investing activities totaled ($57,905) for the six months ended December 31, 1998 as compared to $93,656 for the six months ended December 31, 1997. The change resulted principally from decreases in other assets.

     Cash provided by (used in) financing activities was $7,664 for the six months ended December 31, 1998 compared to ($171,758) for the six months ended December 31, 1997. The change resulted primarily from an increase in the Company's bank overdraft position in the current period as compared to a decrease in the earlier period.

     At December 31, 1998, the Company's principal obligations, other than those relating to meeting its ongoing working capital needs, consisted of (1) a non-interest bearing note payable in connection with the Company's acquisition of Rx Staffing, (2) a note payable in connection with the acquisition of PRC, and (3) a note payable in connection with the acquisition of Crest.

     At December 31, 1998, the discounted balance of the note payable with regard to the Rx Staffing acquisition was $456,000. As of February 5, 1999, the Company was in default under the terms of the notes payable relating to the acquisitions of both PRC and Crest. Notice of intent to foreclose the PRC note has been given and negotiations are presently ongoing with respect to curing the default.

     Additionally, at December 31, 1998, the Company continued to be involved in legal proceedings with the IRS in connection with the IRS's efforts to collect approximately $5 million of delinquent payroll taxes and related penalties and interest which it contends are owed by Oxford Capital. In the event the Company is unsuccessful in its efforts to settle the alleged payroll tax deficiencies, the Company does not have the financial resources to pay the amounts allegedly owing and support its ongoing operations.

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

Known Risks and Uncertainties Regarding Future Operations

     During the six months ended December 31, 1998, the Company's operations continued to produce substantial losses. At December 31, 1998, the Company was in default with respect to obligations owed relating to its acquisition of PRC and Crest. Additionally, the Company owed approximately $5 million to the IRS.

     Given the Company's continuing losses and substantial debt, management has initiated discussions with various entities with respect to the sale of one or more of the Company's subsidiaries. As a result of those discussions, the Company has entered into preliminary agreements to sell substantially all of the assets of each of its principal operating subsidiaries. Management presently anticipates that the assets and operations of PRC will be sold during the quarter ended March 31, 1999 and that the assets and operations of Rx, Webster and Crest will be sold shortly after the closing on the sale of PRC, possibly also closing during the quarter ended March 31, 1999.

     In the event the Company is successful in its efforts to sell one or more of its operating subsidiaries, or assets of those subsidiaries, the Company will experience a potentially substantial decrease in revenues going forward. The net effect of any such sale on the operating results of the Company cannot be predicted. In the absence of such a sale, it is possible that the Company will lose one or more of its operating subsidiaries through foreclosure or otherwise without receiving consideration and that the Company will be unable to sustain its operations given the recurring losses and substantial debts of the Company. Even if the Company is successful in selling one or more of its operating subsidiaries, it is possible that the Company will have inadequate financial resources and operating cash flows to continue the operations of the Company.

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

                           PART II - OTHER INFORMATION

Item 3.  Default Upon Senior Securities

     A note payable in the amount of $4,500,000 issued as consideration in connection with the acquisition of PRC is in default as of February 5, 1999. The event of default is the Company's failure to make the initial annual principal and interest payment of approximately $480,000 due September 30, 1998. The note is collateralized by shares of PRC stock, bears interest at 8%, requires annual payments of principal and interest in an amount equal to the greater of $450,000 or 30% of the gross profits of PRC, and requires payment of unpaid principal and interest in September 2000. Notice has been given by the holders of their intent to foreclose.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OXFORD CAPITAL CORP.


Date: February 22, 1999               By: /s/ Robert Cheney
                                         ------------------------------------
                                          Robert Cheney, Chairman and
                                          Principal Executive Officer


Date: February 22, 1999               By: /s/ Jerry Stovall
                                         ------------------------------------
                                          Jerry Stovall, Treasurer and
                                          Principal Financial Officer