Form 10QSB
period 1999-03-31
OXFORD CAPITAL CORP /NV
filed 1999-08-16
CIK 772411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from       to       .
                                              -------  -------

                          Commission File No. 2-98747-D


                              OXFORD CAPITAL CORP.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         87-0421454
    -------------------------                     ----------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


          4245 North Central Expressway, Suite 300, Dallas, Texas 75205
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (214) 520-0100
                            -------------------------
                           (Issuer's telephone number)

            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No X
                                                                      ---  ---

     As of June 30, 1999, 10,334,668 shares of Common Stock of the issuer were outstanding.

                              OXFORD CAPITAL CORP.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                      -------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheets - March 31, 1999
       and June 30, 1998..........................................        3

    Consolidated Statements of Operations - For the three
       and nine months ended March 31, 1999 and 1998...............       5

    Consolidated Statements of Cash Flows - For the three and nine
       months ended March 31, 1999 and 1998 .......................       6

    Notes to Consolidated Financial Statements.....................       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results  of Operations...............................       11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................       17
Item 3.  Defaults Upon Senior Securities..........................       17
Item 6.  Exhibits and Reports on Form 8-K.........................       17

SIGNATURES........................................................       17

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   March 31,          June 30,
                                                     1999               1998
                                                --------------    --------------
 Assets

 Current assets:
   Cash                                          $    267,982         $   47,488
   Accrued payroll receivable                         133,692          2,313,668
   Accounts receivable, net                           588,400            610,476
   Asset sale proceeds receivable                     648,750
   Notes receivable                                   429,967
   Prepaid expenses and other assets                   81,065             64,194
   Net assets of discontinued operations and
         assets held for disposition                   32,325             32,325
                                             ----------------     --------------
Total current assets                                2,191,181          3,068,151
                                             ----------------     --------------

Furniture, fixtures and equipment, net                409,134            427,119
                                             ----------------     --------------

Other assets:
  Goodwill, net                                     4,651,498          5,122,589
  Covenant not to compete, net                                            31,991
  Notes receivable                                  1,506,750
  Receivable from related party                       144,937            124,388
                                             ----------------     --------------
Total other assets                                  6,303,185          5,278,968
                                             ----------------     --------------

Total assets                                    $   8,903,500      $   8,774,238
                                             =================    ==============











                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    (Cont'd)


                                                  March 31,          June 30,
                                                    1999               1998
                                              ---------------    ---------------
 Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                              $      269,738      $    201,497
   Accrued payroll payable                            247,796         2,246,288
   Accounts payable - trade                            75,228           232,099
   Accrued expenses                                 3,406,545         1,867,419
   Payroll taxes payable                            4,868,783         4,922,187
   Payable to related parties                       1,085,713           733,311
   Current portion of capital lease                     5,480             5,150
   Current portion of long-term debt                   52,936            23,215
   Notes payable                                    4,637,112         4,696,836
                                              ---------------    ---------------
Total current liabilities                          14,649,331        14,928,022
                                              ---------------    ---------------

Long-term debt
   Capital lease                                       16,188            12,343
   Other obligation                                   452,497           463,739
                                              ---------------    ---------------
Total liabilities                                  15,118,017        15,404,084
                                              ---------------    ---------------

Shareholders' Equity
  Preferred stock                                           0                 0
  Common stock                                         10,335            10,335
  Additional paid-in capital                        1,393,204         1,393,204
  Retained deficit                                 (7,618,057)       (8,033,385)
                                              ---------------    ---------------
Total shareholders' equity                         (6,214,518)       (6,629,846)
                                              ---------------    ---------------

Total liabilities and shareholders' equity      $   8,903,500     $   8,774,238
                                              ===============    ===============






                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                   Nine Months Ended
                                                 March 31,                          March 31,
                                  -----------------------------------    ------------------------------
                                        1999                1998             1999             1998
                                  -----------------   ---------------    -------------  ---------------

Revenues
    Management fees                 $        90,000    $       90,000    $     270,000    $     429,767
    Employee leasing revenues            19,395,882        21,308,873       73,607,441       55,309,428
                                         ----------        ----------       ----------  ---------------
Total revenues                           19,485,882        21,398,873       73,877,441       55,739,195

Cost of revenues                         18,692,260        20,067,509       70,516,714       52,299,068
                                      -------------     -------------    -------------  ---------------

Gross profit                                793,622         1,331,364        3,360,727        3,440,127

General and administrative                1,020,470         1,240,674        3,232,865        3,006,225
Sales and marketing                         349,341           310,660        1,069,461          747,042
                                      -------------     -------------    -------------  ---------------

                                          (576,189)         (219,970)        (941,599)        (313,140)

Amortization                                142,981            38,883          456,340          240,500
Depreciation                                 27,994            31,714          101,727           81,842
Gain on sale of assets                  (2,435,635)                        (2,435,635)
IRS penalties and interest                   96,556           158,536          250,653          475,609
Interest                                     62,354            95,780          269,990          224,783
                                      -------------     -------------    -------------  ---------------
Income (loss) from continuing
operations                                1,529,561         (544,883)          415,326      (1,335,874)

Income tax expense                                0                0                0                0
                                      -------------     -------------    -------------  ---------------
Net income (loss) from continuing
operations                                1,529,561         (544,883)          415,326      (1,335,874)

Loss from discontinued operations                 0                 0                0        (197,967)
                                  -----------------   ---------------    -------------  ---------------

Net income (loss)                       $ 1,529,561     $   (544,883)        $ 415,326    $ (1,533,841)
                                  =================   ===============    =============  ===============

Weighted average shares
outstanding                              10,334,668        12,820,371       10,334,668       22,942,328
                                  =================   ===============    =============  ===============

Basic loss per share                 $         0.15   $        (0.04)     $       0.04    $      (0.07)
                                  =================   ===============    =============  ===============


                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended March 31,
                                                         -----------------------------------

                                                              1999                1998
                                                         -----------------  ----------------
Cash Flow From Operating Activities:
Net Income (loss)                                             $    415,326  $    (1,533,841)
Adjustments to reconcile net loss with net
  cash provided by (used in) operating activities:
Depreciation and amortization                                      558,066           322,342
Gain on sale of assets                                         (2,435,635)
Inventory write-down                                                     0            53,495
(Increase) decrease in:
        Accrued payroll receivable                               2,179,976           415,860
        Accounts receivable                                         22,076       (1,242,905)
        Accounts receivable - related party                        124,388            45,284
        Prepaid expenses                                         (161,806)         (431,286)
Increase (decrease) in:
        Accounts payable - trade                                 (156,871)           335,359
        Accrued payroll                                        (1,998,492)            34,545
        Accrued expenses                                         1,539,126         1,151,894
        Payroll taxes payable                                     (53,404)           459,525
        Payable to related parties                                 352,402           134,339
        Other                                                    (126,397)           214,025
                                                         -----------------  ----------------
Net cash provided by (used in) operating activities                258,755          (41,364)
                                                         -----------------  ----------------

Cash Flows From Investing Activities:
     Purchases of furniture and equipment                         (60,434)          (34,592)
     Decrease in deferred acquisition costs                              0            81,991
     Decrease in accounts receivable - Crest                             0            46,257
                                                         -----------------  ----------------
Net cash provided by (used in) investing activities               (60,434)            93,656
                                                         -----------------  ----------------

Cash Flows From Financing Activities:
    Increase (decrease) in bank overdraft                           68,241         (159,643)
     Reduction of debt                                            (37,068)          (12,115)
                                                         -----------------  ----------------
Net cash provided by (used in) investing activities                 31,173         (171,758)
                                                         -----------------  ----------------
Increase in cash                                                   229,494         (119,466)

Beginning cash                                                      47,488           437,410
                                                         -----------------  ----------------

Ending cash                                                  $     276,982   $       317,944
                                                         =================  ================





                        See Notes to Financial Statements

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                    (Cont'd)


                                                     Nine Months Ended March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    ------------   -------------
Supplemental disclosures of cash flow information

  Interest paid                                        $  24,086     $   32,231
                                                     ===========   =============

  Income tax paid                                      $       0     $        0
                                                     ===========   =============

Non cash investing and financing activities

  Purchase of goodwill by issuance
  of short-term and long-term debt                     $       0     $5,787,846
                                                     ===========   =============

  Purchase of furniture and equipment by
  issuance of long-term debt                          $        0     $  282,996
                                                     ===========   =============




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

2.   ACQUISITIONS AND SIGNIFICANT ASSET SALES

During fiscal 1998, Oxford expanded its employee leasing operations through a series of acquisitions as described below. In the current fiscal year, as part of an effort to address its substantial debt burden, including the default on a note incurred in connection with the acquisition of PRC Enterprises, Inc. ("PRC"), the Company entered into agreements to sell substantially all of its operating assets as described further below.

During fiscal 1998,  the Company  acquired (1) PRC effective  September 1, 1997,
(2) Crest Outsourcing, Inc. ("Crest") effective October 1, 1997, and (3) Webster Leasing, Inc. ("Webster") effective December 1, 1997, and (4) entered into a management arrangement with United Staffing Corporation ("USC"). In addition to the aforementioned transactions during fiscal 1998, management discontinued the operations of Safety and Fatigue Consultants International, Inc. ("SFCI") and SFCI's 60% owned subsidiary, The Institute of Sleep and Neuroscience, Inc. ("ISN"), effective as of December 31, 1997. Expenses incurred by SFCI and ISN are included in the statement of operations for the three and nine month periods ended March 31, 1998 as a loss from discontinued operations.

On March 31, 1999, the Company completed the sale of the principal assets of Crest and Webster to US Personnel V L.P. ("USP") and Brae Leasing LLC ("Brae"), respectively. Oxford sold the customer list of each business and related contracts and agreements, and retained substantially all other current and non-current assets and liabilities. Under terms of the purchase agreement, the acquired assets of Crest and Webster were purchased for $343,500 and$2,239,500, respectively, with 25% to be paid in cash following closing and the resolution of certain issues, and the balance in the form of a note to be paid over 54 months. The notes bear interest at the rate of 7.75% and are unsecured.

Through July 31, 1999, an aggregate of $807,147 of the cash portion of the purchase price and payments on the notes has been received.

USP effectively took over control and management of Crest and Webster on March 1, 1999, including the hiring of substantially all of the employees of these businesses.

In addition, Oxford entered into an agreement for the sale of the assets and assumption of certain liabilities of PRC to US Personnel VI L.P. ("USP VI") effective April 30, 1999. As consideration, USP VI will assume the Company's $4,500,000 obligation, plus accrued interest, to PRC that arose in connection with the Company's acquisition of PRC in fiscal 1999. Such obligation is currently in default due to the Company's failure to meet certain debt service requirements. USP VI hired substantially all of the employees of PRC.

Also, the Company entered into an agreement for the sale of the principal assets of Rx Staffing to Brae effective June 30, 1999. Rx Staffing entered into a Subservice Agreement effective March 1, 1999, under which Brae will perform the operations necessary to serve the clients of Rx Staffing until closing. Brae will hire substantially all of the employees of Rx Staffing after final closing. During this period, the Company will receive weekly payments of $750 as part of the consideration for the assets sold. The sale is subject to the receipt of Internal Revenue Service approval. Upon final closing, the Company will receive an additional $267,000, which will be paid to the Internal Revenue Service under a to-be- negotiated agreement. The closing date for this sale has been extended until August 31, 1999, to afford additional time to reach agreement with the Internal Revenue Service.

Oxford is actively seeking other businesses to acquire or to operate under management agreement, and it is possible that in the future more asset sale such as those described above may occur.

3.   PRO FORMA INFORMATION

The following unaudited pro forma financial information gives effect to the completed or pending sales of the assets of Crest, Webster, PRC and Rx Staffing and assumes that the acquisitions, and sales, had been effective as of the beginning of each period presented. The pro forma information is not indicative of the actual results which would have occurred had the acquisitions been consummated at the beginning of such periods, or of future operations of the Company. The pro forma financial information reflects adjustments to eliminate revenue and expenses of the aforementioned businesses, certain corporate expenses directly related to management thereof, non-recurring expenses, amortization of goodwill, interest expense on acquisition debt and to reflect interest income on notes received in connection with the sales of Crest and Webster.

                             Nine Months Ended                Nine Months Ended
                              March 31, 1999                   March 31, 1998
                              --------------                   --------------

Revenue                      $          270,000              $          240,000
Net Loss                     $         (368,000)             $         (605,000)
Loss Per Share               $            (0.02)             $            (0.05)

                      OXFORD CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                    (Cont'd)

4.   COMMITMENTS AND CONTINGENCIES

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

In February of 1998, suit was filed against the Company's subsidiaries, Rx Staffing, PRC and Webster, in the District Court of Dallas County, Texas, 191st Judicial District, in a case styled, Liberty Mutual Fire Insurance Co. v. Rx
Staffing Corporation, et al. (Cause No. DV 98- 1321). In that suit, the plaintiff is seeking $1.9 million based on claims for unpaid workers' compensation and employers' liability insurance premiums. The Company settled this matter for $300,000. On June 15, 1999, payments of $225,000 and $75,000 were paid by PRC and the Company, respectively.

At March 31, 1999, the Company was in default with respect to obligations owed relating to its acquisitions of PRC and Crest. Notice of intent to foreclose the PRC note has been given and negotiations were ongoing with respect to curing the default. However, on April 30, 1999, USP VI completed the acquisition of the principal assets of PRC and assumed the obligation in connection therewith.

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

                                         Three Months Ended    Nine Months Ended
                                              March 31,              March 31,
                                         ------------------    -----------------
                                          1999        1998       1999       1998
                                          ----        ----       ----       ----

Employee leasing revenue..............   99.5%      99.6%       99.6%      99.2%
Management fees.......................    0.5        0.4         0.4        0.8
                                        -----      -----       -----      ------
Total revenues........................  100.0      100.0       100.0      100.0
Direct costs..........................  (95.9)     (93.8)      (95.4)     (93.8)
                                        -----      -----       -----      ------
Gross profit..........................    4.1        6.2         4.6        6.2
General and administrative expense....   (5.2)      (5.8)       (4.4)      (5.4)
Sales and marketing expense...........   (1.8)      (1.4)       (1.4)      (1.4)
Other income (expenses) (net).........   10.8       (1.5)        1.8       (1.8)
Loss from discontinued operations.....   (0.0)      (0.1)       (0.0)      (0.4)
                                        -----      -----       -----      ------
Net income (loss).....................    7.9       (2.6)        0.6       (2.8)
                                        -----      -----       -----      ------
                                        -----      -----       -----      ------

Three months ended March 31, 1999 compared to three months ended March 31, 1998

     Revenues. Total revenues for the three months ended March 31, 1999 were $19.5 million compared to $21.4 million for the three months ended March 31, 1998, a decrease of $1.9 million, or 8.9%. Employee leasing revenues decreased by 9.0% from $21.3 million in the three months ended March 31, 1998 to $19.4 million in three months ended March 31, 1999. Management fees amounted to $0.1 million for both the three months ended March 31, 1999 and 1998.

     The decrease in total revenues and employee leasing revenues was principally attributable to the sale of Crest and Webster, which accounted for $5.2 million of employee leasing revenues for two months of the fiscal 1999 period compared to $9.7 million of employee leasing revenues for the three months included in the fiscal 1998 period, or a decrease of $4.5 million, offset by a $2.9 million increase in PRC's employee leasing revenues in the fiscal 1999 period compared to the year ago period.

     Gross Profit. Gross profit amounted to $0.8 million for the three months ended March 31, 1999 compared to $1.3 million for the three months ended March 31, 1998, a decrease of $0.5 million, or 40.4%. This decrease in gross profit was principally attributable to a $0.2 million decrease in contribution from Crest and Webster due to higher workers compensation insurance expense and since only two months of results are included in the fiscal 1999 period compared to three months in the fiscal 1998 period, a $0.5 million decrease in Rx Staffing gross profit resulting from higher workers compensation insurance expense, offset by an increase in gross profit of $0.2 million for PRC. Gross margin was 4.1% of revenues during the fiscal 1999 period compared to 6.2% during the fiscal 1998 period. The decrease in gross margin during fiscal 1999 was principally attributable to lower gross margins generated by Rx Staffing and Webster as a result of higher workers compensation insurance expense.

     General and Administrative Expense. General and administrative expenses ("G&A") totaled $1.0 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998, a decrease of $0.2 million, or 17.7%. The decrease in G&A was principally attributable to lower corporate expenses. As a percentage of revenues, G&A decreased to 5.2% from 5.8%, due to efficiencies attributable to changes in operating procedures instituted in fiscal 1998.

     Sales and Marketing Expense. Sales and marketing expenses amounted to $0.3 million for the three months ended March 31, 1999, as well as for the three months ended March 31, 1998. As a percentage of revenues, sales and marketing expense increased from 1.5% to 1.8% as a result of the decrease in revenue.

     Other Income (Expense) (Net). Other income (expenses) was $2.1 million for the three months ended March 31, 1999, as compared to ($0.3) million for the three months ended March 31, 1998. A gain of $2.4 million on the sale of assets of Crest and Webster in the current fiscal quarter resulted in the favorable change.

     Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $26,675 for the three months ended March 31, 1998. The loss from discontinued operations relates to the termination, during fiscal 1998, of the operations of SFCI.

     Net Income (Loss). The Company reported net income of $1.5 million for the three months ended March 31, 1999, compared to a net loss of $0.5 million for the three months ended March 31, 1998, with the favorable change principally attributable to the gain on sale of assets.

Nine months  ended March 31,  1999  compared to the nine months  ended March 31,
1998

     Revenues. Total revenues for the nine months ended March 31, 1999 were $73.9 million compared to $55.7 million for the nine months ended March 31, 1998, an increase of $18.1 million, or 32.5%. Employee leasing revenues increased by $18.3 million, or 33.1%, from $55.3 million in the nine months ended March 31, 1998 to $73.6 million in the nine months ended March 31, 1999. Management fees decreased from $0.4 million in the nine months ended March 31, 1998 to $0.3 million for nine months ended March 31, 1999.

     The increase in total revenues and employee leasing revenues was attributable to the acquisition of PRC, Crest and Webster, which accounted for an aggregate of $70.4 million of employee leasing revenues during the fiscal 1999 period compared to $44.3 million of employee leasing revenues included in the fiscal 1998 period. This increase is due to the inclusion of more months of operations in the current fiscal year period. Partially offsetting this was an $8.6 million decrease in employee leasing revenues of Rx Staffing during the fiscal 1999 period which was attributable to the termination of a number of clients in fiscal 1998 and early fiscal 1999. The lower management fee total for the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998, is attributable to the performance of management services for Crest in the year ago period only, prior to the closing of its purchase by the Company effective October 1, 1997.

     On a pro forma basis, assuming the sales of the assets of PRC, Crest, Webster and Rx Staffing as of the beginning of each period, revenues for the nine months ended March 31, 1998 amounted to $270,000 of management fees, as compared to $240,000 for the prior year period. The increase is attributable to one additional month of management fees in the current period.

     Gross Profit. Gross profit amounted to $3.4 million for the nine months ended March 31, 1999, as well as for the nine months ended March 31, 1998. An increase in gross profit attributable principally to the inclusion of additional months of PRC, Crest and Webster during the fiscal 1999 period was offset by a decrease resulting from the aforementioned decline in Rx Staffing revenues. Gross margin was 4.6% of revenues during the fiscal 1999 period compared to 6.2% during the fiscal 1998 period. The decrease in gross margin during fiscal 1998 was principally attributable to the lower gross margin generated by Rx Staffing and Webster as a result of higher workers compensation insurance expense.

     General and Administrative Expense. G&A totaled $3.2 million for the nine months ended March 31, 1999, compared to $3.0 million for the nine months ended March 31, 1998, an increase of $0.2 million, or 25.3%. The increase in G&A expense was principally attributable to a charge of $0.3 million by PRC for performance bonuses, as well as the inclusion of additional months of PRC, Crest and Webster operations and the associated costs of supporting such operations, offset by a decrease in certain unusual and non-recurring expenses incurred in the year ago period. As a percentage of revenues, G&A decreased from 5.4% to 4.4%, attributable to efficiencies associated with operating on a larger scale, offset in part by the PRC charge.

     Sales and Marketing Expense. Sales and marketing expenses amounted to $1.1 million for the nine months ended March 31, 1999, compared to $0.7 million for the nine months ended March 31, 1998, an increase of $0.3 million, or 43.2%. The increase in sales and marketing expense was attributable to the inclusion of additional months of PRC, Crest and Webster operations and associated costs of supporting such operations. As a percentage of revenues, sales and marketing expense remained essentially unchanged at 1.4%.

     Other Income (Expense) (Net). Other income (expense) was $1.4 million for the nine month period ended March 31, 1999 as compared to ($1.0) million for the nine month period ended March 31, 1998. A gain of $2.4 million on the sale of assets of Crest and Webster in the current fiscal quarter resulted in the favorable change.

     Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $0.2 million for the nine months ended March 31, 1998. The loss from discontinued operations relates to the termination, during fiscal 1998, of the operations of SFCI.

     Net Income (Loss). The Company reported net income of $0.4 million for the nine months ended March 31, 1999, compared to a net loss of ($1.5) million for the nine months ended March 31, 1998, with the favorable change principally attributable to the gain on sale of assets.

     On a pro forma basis, assuming the sales of PRC, Crest, Webster and Rx Staffing as of the beginning of each period, net loss for the nine months ended March 31, 1998 amounted to ($368,000) as compared to ($605,000) for the prior year period. The loss from discontinued operations in the earlier period accounts for the period's higher net loss.

Liquidity and Capital Resources

     The Company had cash of $276,982 and a deficit in working capital of $12.5 million at March 31, 1999, compared to a cash balance of $47,488 and working capital deficit of $11.9 million at June 30, 1998. The increase in the Company's working capital deficit is principally attributable to the operating loss incurred during the period, offset by the gain on the sale of assets of Crest and Webster.

     Cash flows provided by (used in) operating activities were $258,755 for the nine months ended March 31, 1999 as compared to ($41,364) for the corresponding period of the prior year. The increase resulted from decreases in accrued payroll receivable, accounts receivable and receivables from related parties and increases in accrued expenses and payables to related parties, offset partially by an increase in prepaid expenses and other assets, decreases in accounts payable, accrued payroll payable and payroll taxes payable and a greater loss from operations exclusive of the gain from sale of assets.

     Cash provided by (used in) investing activities totaled ($60,434) for the nine months ended March 31, 1999 as compared to $93,656 for the nine months ended March 31, 1998. The decrease resulted from the favorable impact in the earlier period of decreases in deferred acquisition costs and a receivable from Crest.

     Cash provided by (used in) financing activities was $31,173 for the nine months ended March 31, 1999 compared to ($171,758) for the nine months ended March 31, 1998. The change resulted primarily from an increase in the Company's bank overdraft position in the current period as compared to a decrease in the earlier period, offset partially by an increase in debt repayments.

     At March 31, 1999, the Company's principal obligations, other than those relating to meeting its ongoing working capital needs, including payroll taxes payable, consisted of (1) a non-interest bearing note payable in connection with the Company's acquisition of Rx Staffing, (2) the note payable which arose in connection with the acquisition of PRC, and assumed by USP VI as of April 30, 1999 in connection with the sale of PRC, and (3) a note payable in connection with the acquisition of Crest.

     At March 31, 1999, the discounted balance of the note payable with regard to the Rx Staffing acquisition was $456,000. As of March 31, 1999, the Company was in default under the terms of the notes payable relating to the acquisitions of both PRC and Crest. Subsequent to March 31, 1999, in connection with its purchase of the assets of PRC, USP VI assumed this obligation of the Company.

     Additionally, at March 31, 1999, the Company continued to be involved in legal proceedings with the IRS in connection with the IRS's efforts to collect approximately $5 million of delinquent payroll taxes and related penalties and interest which it contends are owed by Oxford Capital. In the event the Company is unsuccessful in its efforts to settle the alleged payroll tax deficiencies, the Company does not have the financial resources to pay the amounts allegedly owing and support its ongoing operations.

     If the Company is unable to substantially improve operating results, secure additional financing, negotiate more favorable payment terms with its creditors or sell assets on favorable terms, the Company may be unable to continue its present operations. The Company is presently negotiating with the IRS and other creditors to secure more favorable terms with respect to payment of amounts owed.

Known Risks and Uncertainties Regarding Future Operations

     During the nine months ended March 31, 1999, excluding gains from the sale of assets, the Company's operations continued to produce substantial losses. At March 31, 1999, the Company was in default with respect to obligations owed relating to its acquisition of PRC and Crest, although the former was assumed by USP VI on April 30, 1999. Additionally, the Company owed approximately $5 million to the IRS.

     As previously described, in an effort to address the Company's liquidity problems and debt burden, the Company entered into several agreements to sell substantially all of the principal assets of the operating subsidiaries for consideration consisting of cash and notes and the assumption of the $4.5 million note arising in connection with the PRC acquisition.

     As a result of the sales of its operating subsidiaries, or the assets of those subsidiaries, the Company will experience a substantial decrease in revenues going forward. It is possible that the Company will be unable to sustain its operations given overhead and substantial debts that remain after the sales. Unless the Company acquires additional businesses or enters into additional management agreements to operate other businesses, it is possible that the Company will have inadequate financial resources and operating cash flows to continue its operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In June 1999, the Company entered into a settlement agreement with respect to a suit filed against Rx Staffing, PRC and Webster in the District Court of Dallas County, Texas, 191st Judicial District, in a case styled, Liberty Mutual Fire Insurance Co. v. Rx Staffing Corporation, et al. (Cause No. DV 98-1321). Pursuant to the settlement on June 15, 1999, payments of $225,000 and $75,000 were paid by PRC and the Company, respectively and all claims against the Company were released.

Item 3. Default Upon Senior Securities

     A note payable in the amount of $4,500,000 issued as consideration in connection with the acquisition of PRC was in default as of March 31, 1999. The note was assumed by USP VI as of April 30, 1999, as part of the consideration paid for the purchase of the assets of PRC.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K dated March 31, 1999, was filed reporting under Item 2 the sale of the assets of Crest and Webster.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OXFORD CAPITAL CORP.


Date: August 6, 1999                        By:    /s/ Robert Cheney
                                               --------------------------------
                                               Robert Cheney, Chairman and
                                               Principal Executive Officer


Date: August 6, 1999                        By:   /s/ Jerry Stovall
                                               --------------------------------
                                               Jerry Stovall, Treasurer and
                                               Principal Financial Officer